Form 10KSB
period 2006-12-31
CYBRA CORP
filed 2007-04-02
CIK 1365832

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 1365832

CYBRA CORPORATION
(Exact name of registrant as specified in its Charter)

New York	13-3303290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Executive Blvd., Yonkers, New York 10701
(Address of principal executive offices)

Registrant’s telephone number: (914) 963-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of March 1, 2007, 11,100,154 shares of Registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-QSB. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for CYBRA Corporation. Such discussion represents only the best present assessment from our Management.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

CYBRA was founded in New York in 1985 by Harold Brand, an Information Technology professional with extensive experience in computer systems design, and Dr. Shlomo Kalish, an authority in marketing for start up ventures. Initially,   CYBRA was a consulting organization for mid-range computing systems. Utilizing Mr. Brand’s expertise in the IT industry, CYBRA resold and integrated Israeli software products for the IBM System 34, 36, and 38 platforms in the North American marketplace. In the early 1990’s, one of the Company’s main clients asked CYBRA (in collaboration with Pitney Bowes) to develop a bar code label software component. In order to accommodate its client’s needs, CYBRA agreed to develop the new technology. The results had a profound effect on the Company’s future. CYBRA became much more heavily involved in software application development, and wrote the code for a new proprietary software product known as MarkMagic TM . CYBRA Corporation owns the trademark for MarkMagicTM. MarkMagicTM is not patented. It is protected by use of standard secure software keys that are locked to specific computer serial numbers. Computer source code is not distributed with the product.

In August 1997, Monarch Marking Systems, a supplier of labels and printers to retail customers, acquired a minority ownership position in CYBRA with the intention of establishing a strategic partnership. Since that time, CYBRA’s fundamental strategy has been to establish OEM partnerships that embed MarkMagic TM in leading business software products. Vendors of these business software products resell MarkMagicTM to their customers. In addition, CYBRA sells MarkMagicTM direct to businesses needing RFID and bar code labels, as well as electronic forms. Today, the Company is well known for its computerized bar code document design and printing. CYBRA’s R&D department has core competencies in auto id/bar code and RFID expertise, object oriented programming and design, and information technology — especially in the IBM System i world.

CYBRA Corporation’s annual revenues are derived from hundreds of customers. No one customer’s purchases exceed 12% of CYBRA’s total annual revenues.

	Percentage of Sales Attributable to Software Manufacturers	Percentage of Sales to End Users
2005	77%	23%
2006	78%	22%

Sales to one software manufacturer, accounted for more than 10% of sales for the year ended December 31, 2006 and 2005, as follows:

	Total Sales	Sales to Manhattan Associates
2005	$1,778,895	$337,989
2006	$1,558,288	$186,000

PRODUCTS & SERVICES

CYBRA’s main product offering is MarkMagic TM , an off the shelf software package for IBM mid-range computing platforms. MarkMagic TM was recognized as a Product of the Year in 2004 and again in 2005 by search400.com, a TechTarget company.

MarkMagic TM

With a single, simple interface, MarkMagic TM lets businesses design and print all types of documents, such as bar code labels, RFID tags, e-forms, and other media, using live data, with little or no programming necessary. MarkMagic TM’s WYSIWYG design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, Unix and Linux.

MarkMagic TM currently addresses the IBM System i market. CYBRA plans to migrate MarkMagic TM to other computing platforms by fourth quarter 2007.

MarkMagic TM Version 6, a major new product release, which contains enhanced RFID support and advanced print management features, was officially launched in March 2007 after being embraced during the beta testing period by customers and software partners.

EdgeMagic TM

EdgeMagic TM , whose first release is due in third quarter 2007, will be an integrated RFID control solution for IBM System i customers that will be capable of deployment on other platforms and highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, and integrate with popular System i ERP and Warehouse Management application packages,

Auto-Id Magic TM Sales Strategy

Together, MarkMagic TM and EdgeMagic TM constitute CYBRA’s Auto-Id Magic family of products. CYBRA’s primary sales strategy is to sell through Application Software Vendors (ASV’s) that bundle MarkMagic TM, and soon EdgeMagic TM, with their package offerings.

The key benefits to the ASV of OEMing CYBRA’s Auto-Id Magic TM family of products are:

•
Increased Revenues— ASV’s can generate an additional source of revenue through sales of CYBRA’s Auto-Id Magic TM family of products to future customers as well as to their installed base. With MarkMagic TM integrated into their application, their customers can quickly create new labels and change existing labels with ease, including RFID “smart” labels. With CYBRA’s forms component, they can eliminate many, or all, of the preprinted forms currently required by their application. These net savings give ASV customers a compelling reason to upgrade their ASV product. Utilizing EdgeMagic TM , ASV’s can help their customers with the essential need to comply with trading partner mandates, with ease and at a reasonable price compared to other alternatives.

•
Cost Avoidance— ASV’s can greatly reduce, or eliminate, their staff costs for ongoing source code maintenance and customer support all Auto-Id customer requirements. Their staff no longer needs to learn and maintain competence on complex RFID printer or reader command languages.

•
Competitive Advantage— ASV’s can improve their competitive advantage by offering compliance labeling solutions — including the printing of RFID smart labels, and the commissioning, validating and management of RFID tags — to their customers on a wide range of RFID and bar code equipment from numerous manufacturers. ASV’s can avail themselves of a source for all RFID needs — middleware, training, services, equipment, supplies, maintenance and support — without having to develop their own expertise.

The RFID Opportunity Iceberg

While CYBRA’s MarkMagic TM provides customers with the essential capability to encode their bar code labels with RFID information, and while EdgteMagic TM gives them the ability to manage RFID tag data, they also establish CYBRA as authorities in all aspects relating to bar coding and RFID technology. RFID encoding and management can be considered the tip of the iceberg as it creates opportunities for supplying all the rest of a customer’s RFID needs (all of the iceberg below the surface in the graphic below), such as RFID integration services, hardware, supplies, support and maintenance. ASV partners, as well as their customers, typically choose to rely on CYBRA to provide these products and services to their customers, as developing this expertise by themselves is complex, constantly changing and far removed from their core business.

The Evolution of AutoID: From Bar Code To RFID

AutoId (Automatic Identification) is a term that encompasses a wide range of technologies that allow items to be automatically identified, including Bar Code, RFID Tagging, Magnetic Stripe, Biometrics, etc.

The main benefits of AutoID are:

•	Reducing human error by eliminating manual look-up and entry

•	Drastic reductions in personnel training

•	Increased speed reduces labor costs

•	Improved security, as it can be difficult to forge or fool.

This section will introduce you to two key AutoID technologies — Bar Coding and RFID — briefly explaining what they’re about, how businesses benefit from their use, how bar coding evolved to RFID and what role CYBRA plays in these vital areas.

In the beginning: UPC Bar Code

History was made on June 26, 1974, when the first product with a UPC bar code was run through a hand-made scanner at a check-out counter at Marsh's supermarket in Troy, Ohio. It was a 10-pack of Wrigley's Juicy Fruit chewing gum.

The supply chain would never be the same.

Today, that pack of gum is on display at the Smithsonian Institution's National Museum of American History.

Grocery items and other consumer products are well-suited for UPC bar codes. Developed by the food industry to give every product a unique symbol and numeric code, the multi-digit number identifies the manufacturer and the item. Scanners can read the bars and spaces of the symbol. This system speeds customer checkout, reduces item price marking requirements, and helps collect complete and accurate information on all aspects of the sales transaction.

Since the early seventies, bar code systems have spread far from the supermarket checkout counter. In warehouses, hospitals, and automobile assembly lines, bar code systems enter data at speeds, efficiency and accuracy levels far beyond human ability.

It's no wonder that bar coding, now a mature, proven technology, has attracted interest from businesses for more than 30 years.

Comply or Die

In the late eighties, manufacturers and distributors had no choice but to add bar code technology to their operations. These had to “comply” and integrate bar code technology because their customers had installed scanning systems to read bar code labels to cut data entry and handling costs and demanded that they either bar code or lose the business to a competitor.

Customer demands (“compliance mandates”) typically include special shipping labels developed by industry trade associations. Item ticketing is another type of compliance. Across all industries, there are literally thousands of different compliance label types. Industries that have established compliance specification standards include retail consumer goods, the automobile industry, and the health industry.

Customers required to supply bar code shipping labels are given detailed, explicit instructions defining how the label is supposed to look, what data should appear on the label, how the bar code information is presented and how the label is to be printed.

Compliance specifications are complex and constantly changing, often without notice to the supplier. If any portion of the label is defective, out of date, or “out of spec” - the customer is liable for hefty fines called chargebacks . Typical fines include:

•	A National Retailer charges a minimum of $250 per order plus $3 per carton for incorrect carton label placement

•	A Regional Retail Chain charges $300 for carton labels that do not scan.

•	Another National Retailer charges a minimum of $500 per order plus $75 per carton for incorrect item labeling.

•	A Sporting Goods Chain charges suppliers $1,000 for unscannable carton labels.

Chargebacks can easily add up to hundreds of thousands of dollars per year for a small to medium sized manufacturer. Major retailers such as Wal-Mart, Sears, Target, etc., accrue tens of millions of dollars from chargeback revenue.

Chargebacks are a significant cost center for a small to medium manufacturer and can mean the difference between profit and loss. Software that can help reduce a company's chargeback expenses, by providing proper carton labeling and ticketing of merchandise produces an immediate return on investment.

This is where CYBRA’s MarkMagic TM comes in.

Thousands of CYBRA customers reduce their chargeback burden daily by relying on MarkMagic TM to handle their compliance labeling.

Manhattan Associates, acclaimed as one of today’s most successful software companies, is a CYBRA ASV Partner, that has built its business on this premise. Manhattan guarantees 100% compliance with the top 100 U.S. and global retailers' guidelines for shipping and content labels. This is accomplished by integrating CYBRA’s MarkMagic TM bar code label software into Manhattan’s Warehouse Management and Transportation Execution software packages.

Second Generation: 2D Bar Codes

Advances in bar code printing and scanning capabilities have led to the development of new bar code types that can contain greater amounts of information in less and less space. The newest bar code types are called “stacked” 2D (two dimensional) bar codes because they encode data by layering a series of bars and spaces. Stacked 2D bar codes can contain as many as 3,000 characters or more in the space of a postage stamp, while the one dimensional bar codes are limited to between twelve and thirty characters.

Another 2D bar code family includes “matrix” codes, such as the UPS MaxiCode. Because 2D bar codes are able to encode entire packing lists or shipping label addresses, these bar codes are now specified by a number of carriers for their labels. Compliance with FedEx Ground and UPS is the biggest reason the use of these bar code types is growing. MarkMagic TM has helped customers print 2D bar codes since 1994. In addition, MarkMagic TM makes it possible for customers in certain industries, such as those that ship directly to the consumer, to produce shipping documents containing both a pick ticket and a FedEx Ground or UPS carrier label with a 2D bar code.

The Future Arrives: RFID

Bar codes have one big shortcoming: a scanner has to “see” the bar code to read it. RFID, by contrast, does not have this limitation. RFID tags — chips no larger than a grain of sand plus an attached antenna — can be read without being “seen” as long as they are within range of a reader, anywhere from a few inches to twenty or more feet. The tags can be embedded into packaging or applied to a product in a “smart” label. An entire pallet of 200 RFID tagged items can be read in an instant.

First used during World War II as an aircraft identification system, businesses have utilized RFID technology on a limited basis for years. Drivers in the New York area are familiar with the E--ZPass system for paying tolls which uses RFID technology.

Recent technical breakthroughs have made RFID well-suited for retail, distribution, and consumer packaged goods manufacturing. Major retailers such as Wal-Mart, Target, and Metro Group Germany have mandated the tagging of items coming into their businesses. The U. S. Department of Defense is requiring RFID tagged shipments to solve such problems as tracking munitions. The Food and Drug Administration is mandating the use of RFID to match drug doses to patients in order to save thousands of lives a year by drastically reducing human errors in drug dispensing.

Currently retailers’ RFID mandates affect only the largest suppliers (the top 500 Wal-Mart vendors, for example). In the years ahead, however, the RFID compliance mandates will impact all suppliers regardless of size. The supply chain standards groups have adopted a new RFID standard, the EPC (Electronic Product Code), to supplement the simple UPC bar code.

The UPC bar code identifies the manufacturer and the product. Like a UPC bar code, the EPC also identifies the manufacturer and product. The EPC, however, identifies each unique item in the supply chain with its own serial number.

To generate EPC codes and write RFID smart labels, customers need new software capable of doing this, as well as specialized printers capable of producing smart labels.

MarkMagic TM has supported EPC RFID encoding as an add on option to the base package since February 2005. While printing a label, a MarkMagic TM customer can simultaneously encode information on to the RFID chip that resides inside the smart label.

To manage the anticipated large volume of EPC tags, customers will need new software capable of doing this, as well as specialized RFID readers capable of recognizing smart labels.

EdgeMagic TM will provide a fully integrated RFID management system to manage readers and edge devices, commission and read RFID tags, and interface to the major ERP and Warehouse Management packages.

THE MARKET

A number of market research companies cover the RFID marketplace as a whole, and are often quoted as sources for market performance and projections. The leading analysts in this space are: Venture Development Corporation of Natick, MA, ID TechEx, of Cambridge, United Kingdom, ABI Research of Oyster Bay, NY and Robert W. Baird & Company of Milwaukee, WI.

The RFID Business as a whole

At the beginning of 2006, IDTechEx estimated that in 2006 the global RFID market would see 1.3 billion tags shipped valued at $2.6 billion, which would grow very quickly to $12.4 billion in 2010, and to $26 billion in 2016.

The firm believes there are about 10,000 instances of RFID being used. The number of new cases is growing rapidly, with IDTechEx analyzing and recording about 60 a month.

RFID by Vertical

According to Venture Development Corporation the global market for:

•
RFID systems in the retail Consumer Product Goods vertical reached an estimated $161 million in 2005, with hardware accounting for approximately 41%. VDC anticipates a compounded annual growth rate (CAGR) of nearly 57% over the next five years, with revenue shipments exceeding $1.5 billion in 2010.

•
RFID systems in the pharmaceutical vertical reached an estimated $9.3 million in 2005, with hardware accounting for approximately 42%. VDC anticipates a CAGR of nearly 118% over the next three years, with revenue shipments exceeding $96 million in 2008.

•
RFID systems in the health care vertical reached an estimated $45 million in 2005, with hardware accounting for approximately two-thirds of the market. VDC anticipates a CAGR of 44% over the next five years, with revenue shipments exceeding $279 million in 2010.

•
RFID systems in the automotive vertical reached an estimated $312 million in 2005. Hardware accounted for nearly 56% of the market (excluding transponder revenues for automobile immobilization and keyless entry). VDC anticipates a CAGR of 20% through 2010, with revenue shipments projected to exceed $765 million within five years.

•
RFID systems in the government vertical reached an estimated $269 million in 2005, with hardware accounting for nearly 53% of the market. VDC anticipates a CAGR of roughly 34% through 2010, with revenue shipments projected to exceed $1,2 billion within five years.

•
RFID systems in the transportation vertical reached an estimated $767 million in 2005, with hardware representing approximately 40% of the market. VDC forecasts a CAGR of 22% through 2010, with revenue shipments projected to approach more than $2 billion within five years.

•
RFID systems in the electronics vertical reached an estimated $34 million in 2005. VDC anticipates a CAGR of 42% through 2010, with revenue shipments projected to approach $200 million within five years.

RFID by Product Category

At the RFID World Investment Summit in Dallas, TX on March 27, 2007, Michael Liard, Research Director, RFID and Contactless Technologies, for ABI Research presented the following revenue estimates and projections for the various RFID product categories:

GLOBAL RFID SYSTEMS
(in millions)

CATEGORY	2006 (in millions)	2011 (in millions)	CAGR
Tags	$1,318	$4,565	$28%
Readers	1,509	3,200	16%
Software	135	636	36%
Services	849	3,133	30%
TOTAL	$3,812	$11,514	25%

COMPETITION — MarkMagic TM

CYBRA Corporation’s MarkMagic TM product family faces competition for each of its feature sets, but no single product, on any platform, offers the wide range of output device and document support that MarkMagic TM brings to the marketplace.

MarkMagic TM’s unique advantage is that besides addressing the key requirements of thermal bar code label and RFID printing, it alone provides virtually all other printing needs that customers may demand. Only MarkMagic TM supports all the following printer devices and document types:

•	Thermal bar code labels

•	Thermal bar code tags

•	Thermal care labels

•	RFID smart labels

•	Laser printed bar code documents

•	Ink jet printed documents

•	Plastic ID cards with magnetic stripe encoding

In our current market, which can be defined as IBM System i users of bar code and RFID labeling, CYBRA faces one serious competitor, T.L. Ashford, Covington, Kentucky, a private company of similar size to CYBRA. The competitor entered the bar code labeling software arena a few years before we did. To the best of our knowledge the competitor has a larger base of System i bar code labeling customers than we have. The competitor’s base price is lower than ours, but additional features can level out the price difference. To the best of our knowledge, the competitor sells software only, and does not offer bar code and RFID equipment, supplies or services.

As we move beyond the IBM System i platform by end of 2007, we anticipate a number of competitors. Many of these we believe are well financed and have large customer installed bases. We expect CYBRA’s appeal will be based on our multiple platform support, multiple document type support and our experience and track record in integrating with business software packages.

In the RFID market we anticipate that we will face many competitors as the market grows. Many of these will be large companies - both public and private. There are currently no clearly dominant players in the RFID space. We anticipate that CYBRA’s appeal will be based on our multiple platform support and our experience and track record in providing solutions for developers of business software packages.

COMPETITION — EdgeMagic TM

CYBRA Corporation's EdgeMagic TM’product faces deep-pocketed competition for each of its feature sets, but no single product offers the integrated solution that EdgeMagic TM’brings to the System i platform.

EdgeMagic TM ‘s unique advantage is that the functions of RFID tag reading and device control it provides are native to the System i platform. No PC's or additional servers are required. The EdgeMagic TM solution significantly reduces the systems integration effort required to install competing solutions.

Competing Windows, Linux, or Unix-based solutions may have more functions, but each installation in a System i environment requires custom programming to match up System i files and programs with RFID data.

EdgeMagic TM alone provides a tightly integrated solution that has the functions System i customers require, yet offers the flexibility for System i customers to implement advanced RFID applications without costly custom programming.

Included certified EPC-compliant label templates, pre-configured interfaces to leading ERP and WMS packages, and modular device control allows System i customers to roll out both open loop and closed loop industrial strength RFID solutions in far less time than with competing solutions.

High end competitors:

BEA Weblogic RFID Platform Edge Server

OAT Systems OAT Foundation Suite

Seeburger RFID Workbench

Sybase iAnywhere

Low end:

EPCSolutions Tag Manager

PARTNERSHIPS

CYBRA Corporation has established partnerships with key bar code and RFID companies. CYBRA partners fall into one or more of the following categories:

•   OEM ASV (Application Software Vendor) partners who have integrated MarkMagic TM into their application software products that also sell through VARs and Systems Integrators.

•   Technology Partners with whom CYBRA works closely to support their printing technologies or computing platforms. CYBRA has relationships with their VAR channels.

•   Channel Partners whose products CYBRA resells to provide a single source for a customer’s entire bar code label and RFID needs. The table below contains a list of our key partners, the type of relationship(s) and the product(s) involved:

Company	ASV	Technology	Channel	Product
Apparel Business	✓			MarkMagic TM Labels Development
Manhattan Assoc.	✓			MarkMagic TM Labels Runtime
Network Systems	✓			MarkMagic TM Labels Development
SSA Global	✓			MarkMagic TM Labels Runtime
Vormittag Assoc.	✓			MarkMagic TM Enterprise Development
Wynne Systems	✓			MarkMagic TM Labels Development
Avery Dennison		✓	✓	Printers, Supplies, and RFID Encoders
Datamax		✓	✓	Printers, Supplies, and RFID Encoders
HP		✓	✓	HP PCL laser printers
IBM		✓	✓	Printers, Supplies, and RFID Encoders, System i servers
Intermec		✓	✓	Printers, Supplies, and RFID Encoders
Monarch		✓	✓	Printers, Supplies, and RFID Encoders
Paxar		✓	✓	Care label printers and supplies
Printronix		✓	✓	Printers, Supplies, and RFID Encoders
SATO		✓	✓	Printers, Supplies, and RFID Encoders
Symbol Technologies		✓	✓	RFID Readers, Mobile Computers, Wireless Networks and Bar Code Scanners
Teklogix		✓	✓	RFID Readers, Mobile Computers, Wireless Networks
Zebra		✓	✓	Label and Plastic Card Printers, Supplies, and RFID Encoders
Hand Held			✓	Bar code scanners and imagers
IIMAK			✓	Thermal Ribbons
Microscan			✓	Fixed bar code scanners
PSC			✓	Bar code scanners and imagers

CYBRA’s key distributors and resellers are Manhattan Associates, Inc., Apparel Business Systems, LLC and Vormittag Associates, Inc..

On October 20, 1998, the Company signed a five-year Software License, Sublicensing and Distribution Commitment Agreement (the “License Agreement”) with Manhattan Associates, Inc. (“MAI”). The Agreement automatically renews on a year-to-year basis unless cancelled by either party 30 days prior to each renewal date. Pursuant to the License Agreement, the Company granted to MAI a worldwide non-exclusive license to market and sell its MarkMagic™ software and related products. MAI pays to the Company a per copy license fee for copies of MarkMagic™ licensed by MAI or its distributors to end user customers. MAI agrees to provide support to its customers and CYBRA agrees to provide back-up support to MAI. The Agreement contains other standard provisions such as a sourcecode escrow, copyright indemnification and limitation of warranties.

Effective October 19, 2006 and October 23, 2006, the Company entered into two-year Domestic Reseller Agreements with Vormittag Associates, Inc. (“VAI”) and Apparel Business Systems, Inc. (“ABS”), respectively. Pursuant to these agreements each reseller is granted marketing rights to the MarkMagic™ suite of software products and ancillary products in the United States (VAI and ABS) and Canada (VAI only). Each agreement provides for set commissions on sale of products based upon the then current list price. Each agreement contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller’s provisions governing selling methods, and related standard provisions. Each agreement automatically renews for additional one-year periods unless either party notifies the other of its intentions to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the agreement by notifying the other party of its intent to do so three months in advance without cause.

Research and Development

In fiscal year 2005, CYBRA Corporation spent $124,345 on Research and Development activities and in fiscal year 2006, the Company spent $331,797 on Research and Development activities. All costs were borne directly by CYBRA. No customers paid for these activities in any direct fashion.

Employees

As of March 1, 2007, the Company employs seventeen full time employees. In addition, the Company retains the services of consultants and other third-parties on an as-needed basis.

Stock Option Plan

The Company adopted an Incentive Stock Option Plan on April 30, 2006 and has reserved 5,000,000 shares of its Common Stock for issuance thereunder.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that the Company currently deems immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected.

WE HAVE HAD LIMITED REVENUES THUS FAR.

To date, we have had limited revenues. We had revenues of $1,558,288 and $1,778,895, in fiscal years 2006 and 2005, respectively. In fiscal year 2005, we had net income of $408,143 and in fiscal year 2006, we had a net loss of $495,662. Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will continue to be profitable.

Accordingly, it is not possible to predict whether or not our current and proposed activities will be sufficiently profitable. Prospective purchasers should bear in mind that, in light of the risks and contingencies involved, no assurance can be given that we will ever generate enough revenue to offset expenses or to generate a return on invested capital. There is no guarantee of our successful, profitable operation. Our failure to achieve or maintain profitability can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND RATE OF GROWTH AND MAY NOT BE PROFITABLE IN THE FUTURE.

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•    our ability to retain and increase revenues associated with customers and satisfy customers’ demands;

•  our ability to be profitable in the future;

•  our investments in longer-term growth opportunities;

•  our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

•  changes to offerings and pricing by us or our competitors;

•  fluctuations in the size of our customer base, including fluctuations caused by marketing efforts and competitors’ marketing and pricing strategies;

•  the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

•  technical difficulties, system downtime or interruptions;

•  the effects of litigation and the timing of resolutions of disputes;

•  the amount and timing of operating costs and capital expenditures;

•  changes in governmental regulation and taxation policies;

•  events, such as a sustained decline in our stock price, that cause us to conclude that goodwill or other long-term assets are impaired and for which a significant charge to earnings is required; and

•  changes in, or the effect of, accounting rules, on our operating results, including new rules regarding stock-based compensation.

THE MARKET FOR RFID SERVICES MAY NOT DEVELOP AS ANTICIPATED, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY.

The success of our RFID offerings depends on growth in the number of RFID users, which in turn depends on wider public acceptance of RFID software solutions. The RFID market is in its early stages and may not develop as rapidly as is expected. Potential new users may view RFID as unattractive relative to traditional bar code products for a number of reasons, including implementation, procurement , integration and supply costs, greater technical complexity, immature technology, consumer privacy concerns, or the perception that the performance advantage for RFID is insufficient to justify the increased costs. There is no assurance that RFID will ever achieve broad user acceptance.

WE MAY NOT SUCCESSFULLY ENHANCE EXISTING OR DEVELOP NEW PRODUCTS AND SERVICES IN A COST-EFFECTIVE MANNER TO MEET CUSTOMER DEMAND IN THE RAPIDLY EVOLVING MARKET FOR RFID SOFTWARE SERVICES.

The market for bar code and RFID software solutions is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product introductions. We are currently focused on enhancing our RFID encoding capabilities through an improved user interface, wider printer type coverage, and supporting other computing platforms beyond the System i. In addition to improving our software for encoding RFID, we are also focused on acquiring RFID “edge” technology for the acquisition of RFID data, as well as RFID system integration capabilities,   Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

We have spent and will continue to spend significant resources enhancing our existing capabilities and developing, implementing and launching our RFID products. We believe RFID software solutions represents a significant growth opportunity. However, losses are expected to result in the early stages until a sufficient number of customers are added whose recurring revenues, net of recurring costs, more than offset sales, marketing and other expenses incurred to add additional customers.

RFID solutions may have technological problems or may not be accepted by customers. To the extent we pursue commercial agreements, acquisitions and/or strategic alliances to facilitate new product activities, the agreements, acquisitions and/or alliances may not be successful. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO SUCCESSFULLY OPERATE OR EXPAND OUR BUSINESS.

While management believes our current finances will enable us to implement our plans and satisfy our estimated financial needs for at least the next 12 months, such belief cannot give rise to an assumption that cost estimates are accurate or that we will in fact have sufficient working capital for the foreseeable future.

Our continued operations after such period will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

INTENSE COMPETITION COULD REDUCE MARKET SHARE AND HARM FINANCIAL PERFORMANCE.

The market for bar code and RFID encoding software is emerging, intensely competitive and characterized by rapid technological change.

Bar code and RFID software companies compete for customers based on industry experience, know-how, technology and price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of our competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases. These advantages afford our competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage resellers to carry competitive products, (c) negotiate more favorable distribution contracts with resellers and (d) negotiate more favorable contracts with suppliers. We believe additional competitors may be attracted to the market, including IBM, Sun Microsystems, Microsoft, and HP. We also believe existing competitors are likely to continue to expand their offerings.

Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

•	System i Label Software

•	System i Forms Software

•	Unix/Linux/Windows Label Software

•	Unix/Linux/Windows Forms Software

After the initial purchase, most CYBRA customers choose a yearly recurring service plan. In addition, on an on-going basis, many CYBRA customers make continued purchases of items such as add-on software options, bar code hardware, bar code supplies, training and services.

As competition in the bar code and RFID market continues to intensify, competitors may continue to merge or form strategic alliances that would increase their ability to compete with us for customers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base. Because we operate in a highly competitive environment, the number of customers we are able to add may decline, the cost of acquiring new customers through our own sales and marketing efforts may increase.

Our ability to compete effectively in the bar code and RFID services industry will depend upon our ability to (i) continue to provide high quality products and services at prices competitive with, or lower than, those charged by its competitors and (ii) develop new and innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in prices by competitors will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to compete successfully in the future.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES.

The industry in which we compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require us to continue to develop and implement new products and services, anticipate changing customer demands and respond to emerging industry standards and technological changes. We intend to evaluate these developments and others that may allow us to improve service to our customers. However, no assurance can be given that we will be able to keep pace with rapidly changing customer demands, technological trends and evolving industry standards. The failure to keep up with such changes is likely to have a material adverse effect on our business, long term growth prospects and results of operations.

WE ARE DEPENDENT ON STRATEGIC RELATIONSHIPS.

Our business, in part, is dependent upon current relationships and those we intend to develop with suppliers, distributors and resellers in various markets and other third parties. The failure to develop or maintain these relationships could result in a material adverse effect on our financial condition and results of operations. CYBRA’s key distributors and resellers are Manhattan Associates, SSA Global, Apparel Business Systems, and Vormittag Associates.

RELIANCE UPON THIRD-PARTY SUPPLIERS FOR COMPONENTS MAY PLACE US AT RISK OF INTERRUPTION OF SUPPLY OR INCREASE IN COSTS.

We rely on third-party suppliers for certain hardware and software necessary for our services and we do not have any long-term supply agreements. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until the new relationships are satisfactorily in place. CYBRA’s primary suppliers are: Paxar/Monarch (bar code and RFID printers and printing supplies), Psion Teklogix (bar scanners and wireless equipment), ScanSource (wholesale distributors), Blue Star (wholesale distributors), Nimax (wholesale distributors). Adverse affects could limit our ability to fill customer orders for bar code and RFID hardware and supplies, resulting in potential loss of revenues and loss of goodwill. Replacing any one supplier could take weeks.

ONGOING SUCCESS AND OUR ABILITY TO COMPETE DEPEND UPON HIRING AND RETENTION OF KEY PERSONNEL.

Success will   be dependent to a significant degree upon the involvement of current management, especially Harold Brand, our President. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business. In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons is intense and there are no assurances that these individuals will be available. Such problems might be expected to have a material adverse impact on our financial condition, results of current operations and future business prospects.

WE ARE SUBJECT TO CONTROL BY OFFICERS AND MANAGEMENT AND THERE COULD BE CONFLICTS OF INTEREST WITH MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Management of CYBRA currently beneficially owns approximately 80% of the voting shares of CYBRA Corporation. As a result, management possesses meaningful influence and control over the Company, and may be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions for the foreseeable future.

A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Such influence may not necessarily be consistent with the interests of our other stockholders.

DIRECTOR AND OFFICER LIABILITY IS LIMITED.

As permitted by New York law, the certificates of incorporation of CYBRA limit the personal liability of directors to the fullest extent permitted by the provisions of New York Business Corporation Law. As a result of our charter provision and New York law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF EQUITY SECURITIES, OR DETERMINE IN THE FUTURE TO REGISTER ADDITIONAL COMMON STOCK, YOUR PERCENTAGE OWNERSHIP WILL BE REDUCED, YOU WILL EXPERIENCE DILUTION WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF YOUR STOCK AND SUCH ISSUANCE MAY CONVEY RIGHTS, PREFERENCES OR PRIVILEGES SENIOR TO YOUR RIGHTS WHICH COULD SUBSTANTIALLY DIMINISH YOUR RIGHTS AND THE VALUE OF YOUR STOCK.

CYBRA Corporation may issue additional shares of Common Stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If CYBRA Corporation determines to register for sale to the public additional shares of Common Stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the Common Stock to decline. One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for CYBRA Corporation to obtain additional capital or complete a business combination, it may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of Common Stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the Common Stock can be expected to decline.

THE EXISTENCE OF OUTSTANDING WARRANTS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO YOUR INTERESTS.

We have outstanding 7,500,000 warrants to purchase an aggregate of 7,500,000 shares of Common Stock. Each of the Class A and Class B Warrants is exercisable for up to five years from date of issue at an exercise price of $.75 per share (Class A Warrants) and $1.75 per share (Class B Warrants). The holder of a warrant may not exercise a warrant, if , after giving effect to such issuance after exercise, such holder would beneficially own more than 4.99% of the Company’s outstanding shares. The warrants contain standard anti-dilution provisions in the event of stock divided, splits or other dilutive transactions. While these warrants are outstanding, our ability to obtain future financing may be harmed. Upon exercise of these warrants, dilution to your ownership interests will occur as the number of shares of Common Stock outstanding increases.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY’S SECURITIES.

If the Common Stock begins trading following effectiveness of this registration statement, we will likely be subject to rules pertaining to “penny stocks”. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. It is unlikely our shares will have a market price of or greater than $5.00 per share. As a result, the Company’s Common Stock will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of the Company’s Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•  control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•  “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its administrative and R&D offices in approximately 3,400 square feet of space located at One Executive Blvd., Yonkers, NY 10701. The Company has leased this space for a period of 13 years, beginning January, 1993. Monthly rent is currently $6,188, plus an additional $376 for storage space in basement. Next year’s and subsequent years’ monthly rent is $6,438. Monthly rent includes electricity.

CYBRA also leases approximately 1,100 square feet in West Seneca (Buffalo), NY for sales and customer support. The Company is leasing this space for a period of 3 years, beginning June 1, 2005. Monthly rent is $890 for the duration of the lease. Electricity is billed directly form the utility company. The Company has one option to renew the lease for an additional three year period for $908 monthly.

ITEM 3. LEGAL PROCEEDINGS

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herliya, Israel by Raz-Lee Security Ltd., a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages for alleged unpaid license fees. The Company has filed a motion to dismiss the case on jurisdictional grounds, which is pending with the court. The Company believes that it has meritorious defenses to this lawsuit, as well as counterclaims against the plaintiff, and intends to vigorously defend this action. The Company is not party to any other pending or threatenedl legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART III

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2007, there were forty-five record owners of our Common Stock and twenty-five (25) owners of convertible debentures, which are not listed on any national securities exchange or the Nasdaq Stock Market. To date, neither we, nor anyone acting on our behalf, has taken any affirmative steps to retain or encourage any broker-dealer to act as a market maker for our Common Stock. Further, we have not entered into any discussions, or understandings, preliminary or otherwise, through our management or through anyone acting on our behalf and any market maker concerning the participation of a market maker in the future trading market, if any, for our Common Stock.

The Common Stock is not quoted at the present time. The SEC has adopted a rule that established the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less that $5.00 per share or with any exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transaction in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule in a form specified by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Management intends to seek a long-term business plan that will allow our securities to be traded without the aforesaid the "penny stock" limitations. However, we cannot predict whether our securities will be exempt from the commission penny stock regulations for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. If our securities fail to qualify for the exemption or fail to qualify or meet the relevant maintenance criteria after qualification in the future, this may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Holders of Common Stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and do not have any current plans to pay any dividends.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This report on Form 10KSB contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that are material to our shareholders.

OVERVIEW

We are now at a critical inflection point in our business development. Because of the significant investments we have made in our infrastructure, we believe we can leverage that capacity and introduce our products and services into existing distribution channels operated by others. This would be expected to benefit the Company immediately. We will be able to increase sales by approaching companies with an existing distribution network of their own focused on a customer base which is ready for enhanced telecommunications services.

RESULTS OF OPERATIONS

Critical accounting policies

We follow the guidance of the SEC Staff Accounting Bulletin 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

We recognize income when products have been shipped or services have been performed. In cases where a customer prepays a subscription for services to be delivered in a period which extends from one accounting period into a subsequent period, we only recognize the portion of income due for services in the current reporting period. In cases where there is an acceptance period during which a customer may cancel their agreement without penalty, we defer the revenue recognition until the end of that acceptance period.

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), SFAS 86 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established.  SFAS 86 specifies that “technological feasibility” for purposes of SFAS 86 can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software.  The Company’s development process does not include a detailed program design.  Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay.  Consequently, SFAS 86 requires the development costs to be recorded as expense until the completion of a “working model”.  In the Company’s case, the completion of a working model does not occur until almost the time when the software is ready for sale.

Impact of Recently Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting standards will have a material effect on our financial position, results of operations or cash flows.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

RESULTS OF OPERATIONS

Operating Revenues

Sales for the year ending December 31, 2006 decreased 12% over the prior year, from $1,778,895 to $1,558,288, primarily due to a deliberate change in mix of product lines towards more profitable items. Lower profit hardware sales were reduced, while higher profit software sales increased. In addition, CYBRA discontinued the sales and support of non-CYBRA utility software products in the third quarter of 2005 in order to focus on the core business of auto-id products and services.

Cost of Sales and Gross Margin

Cost of sales increased, including royalty and consulting, 1%, from $527,522 to $531,998 over the prior year and increased as a percentage of sales from 30% of sales to 34% of sales. Overall, gross margin decreased from $1,251,373 to $1,026,290, a decrease of 18%. This decrease in the gross margin was due to an increase in software development costs and maintenance on existing software already sold to customers through use of programming consultants.

Selling, General, and Administrative Costs

General, Selling and Administrative costs increased from $1,110,895 in 2005 to $1,711,670 in 2006, due to an increase in marketing expenses associated with the company’s marketing campaign and general business activities. The rate of increase was 54%.

Provision for Income Taxes

The Company had a pre-tax loss of $939,776 at the end of 2006. Accordingly, there has been no provision for current income taxes in 2004 or 2005. Deferred income tax assets have been provided for the likely benefits of net operating loss carryovers and other temporary differences between financial statement and taxable income.

Liquidity and Capital Resources

As of December 31, 2006, the Company had approximately $1.6 Million in current assets. On April 10, 2006 the Company sold $2,500,000 of its 8% Convertible Debenture to a group of accredited investors. The net proceeds of this placement were approximately $2,027,500 after payment of commissions, expenses and repayment of a short term loan.  Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of our shares, the cost of registering additional shares will be lower, giving us increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

Capital Commitments

The Company currently has no material commitments for capital expenditures.

Trends

The industry in which the Company operates is in a state of significant change. RFID software and services are gaining acceptance in the marketplace and the Company intends to take advantage of that trend by attempting to sell into a more willing marketplace, despite the increased competition.

Changes in income elements

There are no expected changes in the sources of income for the Company, with the exception that the liquid assets held by the Company are earning interest income currently, whereas there was no significant interest income in past years. The Company believes operating income will come from newly acquired customers for our services.

Material changes in our financial statements

None.

Seasonal Fluctuations

There have been no fluctuations in our business to date which can be attributed to seasonality.

ITEM 7. FINANCIAL STATEMENTS

CYBRA CORPORATION

FINANCIAL STATEMENTS WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2006

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENT

BALANCE SHEET	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-19

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

Board of Directors
CYBRA Corporation, Inc.

We have audited the accompanying balance sheet of CYBRA Corporation as of December 31, 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYBRA Corporation as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York
March 20, 2007

CYBRA CORPORATION
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,263,370
Accounts receivable, less allowance for doubtful
accounts of $5,000	274,806
Prepaid income taxes	105
Deferred income taxes	46,720

Total Current Assets	1,585,001
PROPERTY AND EQUIPMENT, at cost, less accumulated
depreciation and amortization	64,803

DEFERRED INCOME TAXES	593,781

DEFERRED FINANCE COSTS	579,652

SECURITY DEPOSITS AND OTHER ASSETS	11,381

$2,834,618
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$302,278
Accrued interest	96,291
Deferred revenue	257,144
Notes payable - stockholder	250,000
Sales tax payable	1,410
Accrued liquidated damages - registration rights agreement	110,000
Derivative financial instruments	449,730
Total Current Liabilities	1,466,853

DERIVATIVE FINANCIAL INSTRUMENTS, LONG TERM PORTION	102,180

8% CONVERTIBLE DEBENTURES	1,918,154

COMMITMENT AND LITIGATION	-

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized;
10,956,000 issued and outstanding	176,495
Stock subscription receivable	(1,826)
Paid - in capital	12,344
Accumulated deficit	(839,582)

(652,569)

$2,834,618

See notes to financial statements.

CYBRA CORPORATION
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005

REVENUES	$1,558,288	$1,778,895

DIRECT COSTS
Costs of goods sold	443,950	507,538
Royalties and consulting	88,048	19,984

	531,998	527,522

GROSS MARGIN	1,026,290	1,251,373

GENERAL AND ADMINISTRATIVE EXPENSES	1,711,670	1,110,895

INCOME (LOSS) FROM OPERATIONS	(685,380)	140,478

OTHER INCOME (EXPENSE)
Interest expense, 2006 includes $66,735 of amorization of deferred cost	(372,891)	(3,896)
Interest income	50,014	155
Gain from derivative financial instruments	178,481	-
Liquidated damages - registration rights agreement	(110,000)	-

	(254,396)	(3,741)

INCOME (LOSS) BEFORE DEBT FORGIVENESS INCOME
AND INCOME TAXES	(939,776)	136,737

DEBT FORGIVENESS INCOME	-	537,971

INCOME (LOSS) BEFORE INCOME TAXES	(939,776)	674,708

INCOME TAXES (RECOVERY) EXPENSE	(444,114)	266,565

NET INCOME (LOSS)	$(495,662)	$408,143

PER SHARE DATA
Basic and diluted net income (loss) per share	$(0.05)	$0.04

Basic and diluted weighted-average shares outstanding	10,455,726	9,118,718

See notes to financial statements.

CYBRA CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Common Stock		Stock Subscription	Additional paid-in-	Accumulated
	Shares	Amount	Receivable	capital	deficit	Total

Balance at January 1, 2005	8,855,480	$300	$-	$12,344	$(752,063)	$(739,419)

Common stock issuance	274,520	1,500	-	-	-	1,500

Net income for the year	-	-	-	-	408,143	408,143

Balance at December 31, 2005	9,130,000	1,800	-	12,344	(343,920)	(329,776)

Common stock issuance as placement fee	1,826,000	174,695	(1,826)	-	-	172,869

Net loss for the year	-	-	-	-	(495,662)	(495,662)

Balance at December 31, 2006	10,956,000	$176,495	$(1,826)	$12,344	$(839,582)	$(652,569)

See notes to financial statements.

CYBRA CORPORATION
STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(495,662)	$408,143
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	10,390	15,743
Deferred income tax expense (recovery)	(444,114)	266,565
Debt forgiveness income	-	(537,971)
Interest expense - amortization of debt discount	148,094	-
Amortization of deferred finance cost	66,735	-
Accrued liquidated damages - registration rights agreement	110,000	-
Gain on derivative financial instruments	(178,030)	-
Change in:
Accounts receivable	110,707	(104,261)
Prepaid corporate taxes/corporate taxes payable	(95)	90
Security deposits and other assets	(152)	(152)
Accounts payable and accrued expenses	40,163	22,587
Accrued interest	96,291	-
Deferred revenue	(17,512)	18,501
Sales tax payable	(1,102)	1,513

Net Cash (Used in) Provided by Operating Activities	(554,287)	90,758

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(24,576)	(16,065)

Net Cash Used in Investing Activities	(24,576)	(16,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - bank	54,100	54,100
Repayments of loan payable - bank	(145,058)	(37,065)
Proceeds from note payable	7,000	-
Proceeds from loan payable	-	151,000
Repurchase of preferred stock	-	(250,000)
Proceeds from sale of common stock - 274,520 shares	-	1,500
Payments of deferred finance costs	(164,668)	-
Proceeds from private placement	2,080,000	-

Net Cash Provided by (Used In) Financing Activities	1,831,374	(80,465)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,252,511	(5,772)

Cash and cash equivalents at beginning of year	10,859	16,631

Cash and cash equivalents at end of year	$1,263,370	$10,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$197,604	$3,896
Income taxes	$-	$-

See notes to financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Credit Risk

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagic/400, is an online bar code software product for IBM i Series (AS/400) computers. Substantially all of the Company’s accounts receivable are due from manufacturing companies and software vendors located throughout the United States. The Company had sales to one apparel manufacturing company of approximately $153,000 in 2006 and $431,000 to five apparel manufacturing companies in 2005. The Company also had sales of $186,000 and $338,000 to a software company in 2006 and 2005, respectively.

At December 31, 2006, the Company had cash and cash equivalents of $1,263,370, a working capital surplus of $118,148 and an accumulated deficit of $839,582. Additionally, the Company has incurred a net loss of $495,662 for the year ended December 31, 2006.

Management has taken several steps to improve sales and thus profitability and cash flows 2007, including the restructuring of current key OEM contracts which will more than double revenues from those sources, and the acquisition of a profitable systems integration company and development and release in the third quarter of 2007 of a new RFID product line with revenue potential far in excess of the current product mix

Software Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. SFAS 86 specifies that “technological feasibility” for purposes of SFAS 86 can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, SFAS 86 requires the development costs to be recorded as expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until almost the time when the software is ready for sale.

The Company has met with technical and commercial success with all previous attempts at enhancements to MarkMagic. Management believes that there were never any high-risk technical issues in the development of MarkMagic Version 5.1 which was completed in April 2005 and began sales in May 2005. Management believes that the $49,875 of research and development expense in the years ended December 31, 2005 incurred in the development of Version 5.1 represented (for economic purposes, although not for financial accounting purposes) a successful investment in valuable software. The cumulative development costs (including costs incurred before 2005) were $821,830 at December 31, 2005. From an economic standpoint the investment of these costs was partly offset by the increasing obsolescence of MarkMagic Version 4.1 which also had no costs ascribed to it for accounting purposes.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2006, the Company possessed valuable software in MarkMagic Version 5.1, which is not recorded as an asset for accounting purposes under the strict methodology required by SFAS 86.

In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $331,797 and $124,345 for the years ended December 31, 2006 and 2005, respectively. The cumulative development costs for Version 6 are $456,142 at December 31, 2006. Total research and development expense for the years ended December 31, 2006 and 2005 were $331,797 (all for Version 6) and $149,625 ($25,280 for Version 5.1 and $124,345 for Version 6), respectively. These costs have been included in general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 2.

Income Taxes

Deferred income taxes are provided on temporary differences arising primarily as a result of accounting for financial statement purposes on an accrual basis and reporting on a cash basis for income tax purposes and the existence of net operating loss carryovers available to offset future taxable income.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising included in sales and marketing expense amounted to $182,368 and $21,688 in 2006 and 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are investments with original maturities of three months or less.

Revenue Recognition

The Company recognizes revenue for the sale of software when the product has been delivered to the customer and the customer has given its approval.

Revenue for maintenance contracts, all of which are for one year or less, is recorded as deferred revenue and is recognized as revenue over the life of the contract.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Accounting Principle - Redeemable Preferred Stock

Effective as of January 1, 2005, the date required by generally accepted accounting principles, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). Under SFAS 150, mandatorily redeemable preferred stock is recorded as a liability. Any required redemption price in excess of the original proceeds is accrued over the period from the date of issuance of the stock to the required redemption date.

As a result of adopting SFAS 150, the Company, as of January 1, 2005, reclassified its $1,000,002 of outstanding preferred stock as liabilities. The Company also recorded, as a liability, the $49,969 by which the redemption price exceeds the original proceeds. The redemption amount was originally due in 2001. If SFAS 150 had always applied, the $49,969 would have been recorded as interest expense through the 2001 due date.

Deferred Finance Costs

Deferred finance costs are being amortized over the term of the 8% Convertible Debentures on the effective interest method.

Accounts Receivable

Trade receivables are presented net of allowances for doubtful accounts of $5,000. There were no bad debt expenses in 2006 and 2005.

Derivative Financial Instruments

The Company accounts for its warrants which were issued in a private placement of the 8% Convertible Debentures with detachable warrants on April 10, 2006, as derivatives under the guidance of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock (“EITF 00-19”). The Company considers these standards applicable by adopting “View A” of the Issue Summary relating to Emerging Issues Task Force Issue 05-04 - The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) in which the warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company’s stock. The embedded conversion feature of the debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in Emerging Issues Task Force Issue 05-02 - The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 (“EITF 05-02”)

The warrants are treated as liabilities in the accompanying balance sheet at December 31, 2006 and are recorded at fair value. The change in fair value for each reporting period is recorded as other income/ (expense) in the statement of operations. For the year ended December 31, 2006 the Company recorded other income relating to the fair value adjustment of $178,481 representing the estimated fair value change from the April 10, 2006 issuance of the instruments to December 31, 2006. Also see Note 2.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upon the declassification as derivatives, because of release from the possibility of the requirement to pay liquidated damages (see Note 2), the instruments would be reclassified to equity. There can be no certainty that this will occur. Because of a change in accounting standards as explained in “New Accounting Pronouncements” below it is expected that the $551,460 derivatives liability will be reclassified to equity on January 1, 2007.

The liabilities have been classified as current to the maximum extent of liquidated damages under the registration rights agreements that could be payable in the twelve months following the balance sheet date. The remainder of the liability would either be payable more than one year from the balance sheet date or would be settled by the issuance of equity instruments which would constitute “refinancing on a long-term basis” as described in Statement of Financial Accounting Standards No. 6 - Classification of Short-term Obligations Expected to be Refinanced (“SFAS 6”). Consequently, those liabilities are classified as long-term liabilities.

Fair Value of Financial Instruments

Estimating the values of the stock based financial instruments of privately held companies such as the Company, which cannot be referenced to a quoted market price, even to establish the value of the underlying common shares, involves significant uncertainty. It also involves the application of assumptions that may vary substantially from those that would be applied by actual buyers and sellers of the instruments. Without a quoted stock price to use as a basis of measurement, the Company has estimated the value of the common stock, warrants and the conversion feature of the debentures based on a value of approximately $0.13 per share. This value was estimated by 1) assuming that the $2,250,000 received from investors, as an arms-length transaction, represented the total fair value of the instruments issued to those investors, 2) estimating the fair value of the debentures issued if there were no conversion feature or warrants, 3) allocating the remainder to the derivative financial instruments, and 4) using a 147% volatility factor, as discussed below, to derive the implied common stock value, the value of conversion feature (included as part of the initial value of the debentures) and values for the two classes of warrants that are accounted for as separate derivative financial instruments.

The estimated initial fair value of the debentures payable (separated from the embedded conversion feature), is based on the discounted contractual cash flows with the discount rate of 27.1%. This discount rate is based on the 22.6% mean return on United States equity for companies with market capitalizations of under $1,500,000 and then adding 4.5% as the long-term risk premium on software companies as published in a respected independent source. An equity related discount rate was used because, in the Company’s situation, unsecured debt at this amount would entail equity-like risks. The estimated initial value of the embedded conversion feature was then added to this value to arrive at the total initial value of the convertible debenture.

In valuing the embedded conversion features and warrants, in the absence of quoted market prices or historical volatilities for the Company stock, the total fair value of the financial instruments issued in the April 10, 2006 financing was considered to be equal to the proceeds, representing a valuation provided by an arms-length transaction. Allocating the total, however, required estimation subject to significant uncertainty. First, proceeds were allocated to the values of the principal and interest payable on the debentures based on a 27.1% p.a. discount rate as described in the last paragraph. The remainder was allocated between the conversion feature and the warrants based on Black-Scholes related option pricing models. The Black-Scholes computations used a volatility factor of approximately 147%. The volatility was the average calculated volatility, for the one-year ended April 10, 2006, of a sample of software companies with market capitalizations of over $1,000,000. The implied common stock value that resulted in a value for the derivatives equal to the difference between the debenture value and the gross proceeds was approximately $0.13 per share. This value, less an estimated 26% discount for lack of marketability for a net value of approximately $0.096 per share, was used to estimate the fair value of the 1,826,000 shares of common stock sold at a discount to three individuals involved in finding investors for the Company. Management believes that the discount on the finder’s stock is appropriate because 1) there are no liquidated damages provisions associated with that stock, and 2) although they are being included among the shares being registered by the Company for sale by the holders to the public, there is no certainty that the registration will become and remain effective.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

Recently Issued Accounting Standards

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not believe FIN 48 will have an impact on its consolidated financial statements.

SFAS 157, Fair Value Measurements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

The Company is currently evaluating the effect of other new accounting pronouncements on its future statements of financial position and results of operations.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 FSP 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, wither issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies FSP 00-19-2 will be effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We currently believe that the adoption of FSP 00-19-2 will have material impact on our consolidated financial position for the first quarter of 2007, as the warrant liability at December 31, 2006 of $551,910 will be reclassified to equity (additional paid in capital) on January 1, 2007.

2.	8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.

Interest on the Debentures is due semiannually at 8% p.a. beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The Debentures mature on April 10, 2009 at which point the full principal balance (“face amount”) is due. The Debentures are convertible, at the holders’ option, into common stock of the Company at a rate of $0.50 face value for each share of common stock.

Through April 10, 2007 the Company has the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company would at that time also have to pay all accrued but unpaid interest or liquidated damages due to the holders.

While the Debentures are outstanding, the Company has the right to require conversion (“forced conversion”) of the Debentures provided that the Company’s common stock is publicly traded and has a quoted closing market price for the ten previous trading days that is at least 150% of the conversion price.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of common stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of common stock for $1.75. The Warrants are exercisable at any time through April 10, 2011.

As part of the transaction, an additional $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees, 5% of any cash collected as on the exercise of any of the Warrants.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages of equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $3,151 of related interest have been accrued through December 31, 2006.

The warrants have been classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19 and accounted for the warrants as liabilities at estimated fair value. The Company’s value estimation methods which, in the case of a private company, must inherently involve significant uncertainly are described in the “fair value of financial instruments” section of Note 1, above.

In total $729,942 of the $2,500,000 proceeds was allocated to the derivative financial instruments (warrants) and recorded as a discount on the 8% Convertible Debentures leaving $1,770,058 as the net balance originally recorded for the debentures. In the period April 10 to December 31, 2006, $148,095 of the discount was amortized to interest expense resulting in a remaining discount of $581,846 and net debenture principal of $1,918,154.

Pursuant to the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the derivative financial instruments as of December 31, 2006. The Company has recorded a gain on the financial instruments of $178,481 for the year ending December 31, 2006, representing the difference between the estimated fair-value of these financial instruments at their April 10, 2006 issuance and at December 31, 2006. The estimated December 31, 2006 valuation was based on modified Black-Scholes computations. Because of the lack of an objective basis for revaluing the underlying common stock, no change was assumed in that factor in performing the Black-Scholes computations. The reduction in value that was recorded was the result of the decrease in the remaining terms of the instruments, a decrease in the one-year volatility of the guideline companies and a small decrease in the applicable risk-free interest rates.

The fair value of the financial instrument as shown on the balance sheet assumes that the shares will be registered. The liability under the alternative of the shares never being registered and paying the full cash liquidated damages is estimated to be approximately $892,000 greater than the fair value recorded on the balance sheet. This estimate of value is subject to an extra level of uncertainty concerning the amount at which a willing seller and buyer would exchange such instruments. The estimated value represents discounting the $450,000 p.a. ($2,500,000 at 18%) liquidated damages, in perpetuity, at a rate of 33.875% and adding a separate value of the warrants. The separate value of the warrants was in turn, based on the Black-Scholes calculation used for the balance sheet (if registered estimate) but reducing the current share value assumption by 45% for lack of marketability. The 45% was based on published long-term studies.

The derivative financial instruments have not been designated as hedges. The purpose of their issuance was to raise additional capital in a more advantageous fashion than could be done without the use of such instruments. In addition to expecting the overall cost of capital to be less, the use of the derivative instruments reduces the cost to the common shareholders when the value of their shares declines in exchange for increasing the cost to the common shareholders when the value of their shares increase, all of which should tend to reduce the volatility of the value of the Company’s common shares.

3.	STOCK SUBSCRIPTION

In April, 2006, the Company issued 1,826,000 shares for $1,826 to three individuals who were involved in finding investors for the Company (see Note 3 above). The $1,826 has not yet been collected, is carried on the balance sheet as “stock subscription receivable” and is included as an offset to stockholders’ equity. As discussed in “Fair Value of Financial Instruments” in Note 2, the Company has estimated the fair value of the stock issued to be approximately $0.096 per share. The $0.095 per share estimated discount given to the individuals, totaling $172,869, has been recorded as deferred finance cost.

4.	PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

		Estimated Useful Life in Years

Furniture and office equipment	$167,076	5
Computer software	64,792	3
Leasehold Improvements	21,294	Life of Lease
	253,162
Less: accumulated depreciation
and amortization	188,359
	$64,803

5.	INCOME TAXES (RECOVERY)

The provision for income taxes consists of the following:

	December 31,
	2006	2005
Federal
Current	$-	$-
Deferred	(330,183)	198,182
State
Current	-	-
Deferred	(113,931)	68,383
	$(444,114)	$266,565

The Company has the following deferred tax assets and liabilities at December 31, 2006:

Deferred tax assets - accrued liabilities	$167,760
Deferred tax assets - NOL carryovers	595,130
Total deferred tax assets	762,890
Deferred tax valuation allowance	-
Deferred tax liabilities - accounts receivable	(122,289)

$640,501

The company has net operating losses amounting to approximately $1,412,000 that expire in various years from 2024 through 2026. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one year by alternative minimum tax rules. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The following is a reconciliation of the federal statutory income tax amount on income to the provision for income taxes.

	December 31,
	2006	2005

Federal statutory income tax rate at 34%	$(319,524)	$229,863
State tax cost, net of federal tax benefit	(124,590)	46,852

Change in estimate of previously accrued taxes	–	(10,150)

	$(444,114)	$266,565

6.	PREFERRED STOCK

During 1998 the Company issued 159 shares of Class A preferred stock for $300,896 pursuant to an agreement dated August 19, 1997.

The holders of Class A preferred shares were entitled to dividends of $114 per share in any year in which common shareholders received dividends. They were also entitled to an additional per share dividend equal to the amount by which the per share common dividend exceeded $114.

The Class A preferred shares were subject to mandatory redemption by the Company on August 1, 2001 at $1,987 per share. The company reached an agreement with the holder of the Class A preferred shares to extend the redemption period until June 1, 2004. During 2004, this was extended to December 31, 2005 resulting in a $997,474 redemption requirement on that date.

The holders of Class B preferred shares were entitled to dividends of $8.00 per share in any year in which common shareholders received dividends. They were also entitled to as additional per share dividend equal to the amount by which the per share common dividend exceeded $8.00.

On August 1, 2001 the Class B preferred shares were to convert to common shares if the mandatory redemption of the Class A shares had occurred and there are no declared and unpaid dividends on the Class B shares. The redemption period for Class A shares was extended until December 31, 2005.

The Class A and Class B shareholder were each entitled to elect one director to the Company’s Board of Directors.

On September 26, 2005, the Company entered into a stock repurchase agreement with the Class A and Class B shareholders, in which the Company agreed to repurchase all Class A and Class B preferred shares for $500,000. In accordance with the agreement, the Company paid the shareholders $50,000 on September 26, 2005 and $200,000 on December 16, 2005. The remaining balance of $250,000, plus interest of $12,000, for a total of $262,000, was due and paid on December 13, 2006. This agreement resulted in the Company recognizing debt forgiveness income of $537,971 which represents the combined liquidation preference of the Class A and Class B shares of $1,049,971 less the agreed upon repurchase price of $512,000.

In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”), debt forgiveness income was recognized to the extent that the previously recorded liability exceeded the total settlement payments to be made, including interest on the settlement note. Consequently, the settlement note was recorded at an amount that includes scheduled interest payments. Payments of the scheduled interest on the note will be recorded as payments of the liability, with no interest expense recorded.

7.	COMMITMENT AND LITIGATION

The Company occupies office space under a lease agreement that expires on January 31, 2010.

The minimum rental commitment is as follows:

2007	$77,000
2008	77,250
2009	77,250
2010	6,438
$237,938

LITIGATION

Rent expense amounted to $90,353 and $78,515 for the years ended December 31, 2006 and 2005, respectively.

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herliya, Israel by Raz-Lee Security Ltd., a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages for alleged unpaid license fees. The Company has filed a motion to dismiss the case on jurisdictional grounds, which is pending with the court. The Company believes that it has meritorious defenses to this lawsuit, as well as counterclaims against the plaintiff, and intends to vigorously defend this action. Management feels that this matter will be resolved and will not have a material affect on the company’s financial position.

8.	NOTES PAYABLE

On December 13, 2006 an unsecured, non-interest bering advance of $250,000. was made by a major stockholder. This note was payable on demand and was paid on February 8, 2007.

9.	LOAN PAYABLE-BANK

The Company maintains a $115,000 short-term line of credit line facility with its bank at December 31, 2006.. Borrowings under this line of credit bear interest at the bank's prime rate and is payable on demand.

10.	PROFIT-SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations. Total profit sharing expense amounted to $2,334 and $ 8,911 for the years ended December 31, 2006 and 2005, respectively.

11.	RELATED PARTY TRANSACTIONS

The Company purchases computer hardware and supplies for resale from one of its former preferred shareholders (the shares were repurchased in 2005). Such purchases amounted to $225,688 for the year ended December 31, 2005

During the year ended December 31, 2006, when the former preferred shareholder was no longer a related party, purchases amounted to $255,814.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following at December 31, 2006:

Assets
Cash and equivalents	$1,263,370

Liabilities

Notes Payable	250,000

Accrued liquidated damages-
registration rights agreement	110,000
Derivative financial instruments	551,910
8% convertible Debentures	1,918,154

The fair value of cash and cash equivalents and of the loan payable - bank are estimated to agree to their carrying amount because of their short-term maturity. The same is true of the notes payable and the liquidated damages - registration rights agreement payable at December 31, 2006. The derivative financial instruments are carried at estimated fair value. At December 31, 2006 the Company estimates that the fair value of the 8% convertible debentures does not differ significant from its carrying value. Although the initial fair value estimate was subject to significant uncertainty due the lack of directly comparable market data the only known factors that would affect the value estimate have not changed significantly. Market interest rates fell slightly from April 10 to December 31, 2006 which would tend to increase the fair value of the debentures to some extent, on the other hand, as discussed in Note 2 the Company believes that the volatilities of the stock prices of micro-cap software companies have decreased since April 10, 2006 so the value of the embedded conversion feature has likely decreased.

12.	EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2006 do not include the effects of the 7,500,000 warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13.	NON-CASH TRANSACTIONS

The following non-cash transactions took place for the year ended December 31, 2006:

Private Placement:

8% Convertible Debentures issued	$1,770,058
Derivative financial instruments issued	729,942
Portion issued for no consideration and
recorded as deferred finance cost	(250,000)
Notes payable applied toward issue price	(170,000)

Net cash received	$2,080,000

Common stock issued:

Stock subscription receivable	$1,826
Deferred finance cost	172,869

$174,695

Accounts payable and accrued expenses
incurred for deferred finance costs	$58,850

Accrued interest waived and applied
as a reduction of deferred finance costs	$4,896

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2006, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-KSB was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the last quarter of the Company’s fiscal year ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Present Position and Offices	Term of Office

Harold Brand	57	President, Chairman of the Board and Chief Financial Officer	22 Years

Sheldon Reich	50	Vice President Marketing and Director	18 Years

Chuck Roskow	36	Vice President of Operations	2 Years

Robert J. Roskow	64	Vice President Sales and Director	13 Years

Jonathan Rubin	37	Director	1 Year

Matt Rothman	29	Director	1 Year

Larry Goldman	50	Vice President Finance	1 Year

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Harold Brand is a founder of CYBRA and has been its President, Chairman of the Board and Chief Financial Officer since 1985. He is responsible for managing the operation, monitoring its performance, and planning and overseeing R&D projects. Mr. Brand developed much of CYBRA’s proprietary technology. Prior to founding CYBRA, Mr. Brand was the Vice President of Personnel Systems at Manufacturers Hanover Trust Company (currently JP Morgan Chase Bank), a New York City money center bank, where he managed a multimillion dollar annual budget and a staff of 25 professionals. A highly rated speaker at IBM technical conferences, Mr. Brand holds a Masters of Science degree in Computer Science from Rutgers University in New Brunswick, New Jersey.

Sheldon Reich has been Vice President of Marketing and a Director of the Company since 1989. He has expertise in the creative application of Auto ID technology. In April 2004, Mr. Reich was selected by IBM to design their infrastructure solution for enabling RFID wireless inventory systems. He is responsible for CYBRA’s advertising, promotion, trade shows, public relations, and direct mail activities. Prior to joining CYBRA, Mr. Reich held the position of Copy Director at Bantam Doubleday Dell publishing. He developed business-to-business marketing programs for such clients as: NYNEX, AT&T Microelectronics, and Philips Information Systems. A frequent speaker at industry conferences and user group meetings, Mr. Reich, holds a Bachelor of Arts degree in Linguistics from the State University of New York at Stony Brook.

Chuck Roskow heads CYBRA’s West Seneca, New York, a suburb of Buffalo branch office and is chiefly responsible for pre-sales and post-sales support of CYBRA Corporation’s software products. He joined the Company in 1994 as an Account Manager and became Customer Support Manager in 1997 to 2005, when he became Branch Manager. Acting in a sales engineering capacity, Mr. Roskow is CYBRA’s OEM customer’s primary point of contact and manages the end user support effort. Previously, as a CYBRA marketing representative, Mr. Roskow tripled sales in his territory. Before joining CYBRA, he was the owner and proprietor of Just Belts, a martial art belt manufacturer, which he built from a standing start to profitability and sale to new owners in 18 months. Mr. Roskow holds a Bachelor of Science degree in Business Administration from the State University of New York College at Fredonia.

Bob Roskow has been Vice President of Sales and a Director since 1994. He is also founder of Profit Horizons, Inc., a sales consultancy. He brings to CYBRA more than 30 years of high technology marketing experience with the IBM Corporation. Mr. Roskow’s marketing achievements with IBM were rewarded with membership in 17 100% clubs and three Golden Circles, which signified reaching the top 3% of sales professionals in the company. One of the Chief Architects of IBM’s Business Partner Program, Mr. Roskow has consulted to more than 50 IBM Business Partners with annual sales ranging from $200,000 to $50 million in revenues. Bob was a New Business Executive with IBM for the four years prior to his retiring in 1992.

Jonathan Rubin, age 37, is an experienced small businessperson, having run his own businesses for the past five years. Mr. Rubin is a partner in the Jefferson Title Agency which is licensed in several states. He is a seasoned real estate professional, with extensive experience in numerous areas of the real estate field, including, management, brokerage, title and finance. Mr. Rubin is active in the Lakewood NJ community, where he manages a free loan society, and sits on the Township Rent Control Board, the Board of Congregation Ohr Meir and other community involvement.

Matt Rothman, age 29, is the owner of MorFra Designs, a wholesale jewelry company supplying retailers and catalog companies throughout the U.S. MorFra specializes in cubic zirconia silver jewelry. Prior to the formation of MorFra in 2003, Mr. Rothman was for one year, vice president - sales at Designs by FMC, Inc., a manufacturer and distributor of gold and silver jewelry, selling to large retail chains, through catalogues and various cable television channels. Mr. Rothman also serves as a consultant to Global Equities, a real estate investment company with interests in residential and commercial real estate.

Larry Goldman, age 50, became a part-time consultant to the company and was given the title of Vice President of Finance of the Company on March 23, 2007. Mr. Goldman is a certified public accountant with over 20 years of auditing, consulting and technical experience as a partner in a mid-size New York City based accounting firm, working with a wide variety of companies, assisting them in streamlining their operations and increasing profitability. Prior to joining the Company, Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin, in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (OTCBB: WMDG.OB), a China based manufacturer of medical disposable products and surgical dressings. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace, having audited several Chinese public companies. Mr. Goldman presently serves as Acting CFO and Treasurer of Thorium Power, Ltd., a nuclear fuel technology company (OTCBB:THPW).

Matt Rothman is the son of Samuel Rothman, an investor in the Company and an investor and control person of Global Equities. Samuel; Rothman and Sholom Chaim Babad conferred with the purchasers of the debentures and/or their representatives prior to recommending to the Company that these individuals be appointed as investor representatives to the Company’s Board. Investors were given an opportunity to name other representative but due to their personal relationship to Mssrs. Rothman and Babad, the investors expressed confidence in their recommendations. Mssrs. Rothman and Rubin were chosen to represent the purchasers of the debentures.

Robert Roskow is Chuck Roskow’s father. None of the other directors or officers is related to any other director or officer of the Company.

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Due to the early stage nature of the business of CYBRA Corporation, it does not have an audit committee, nor has its board of directors or the board of directors of CYBRA Corporation, deemed it necessary to have an audit committee financial expert. Within 12 months following effectiveness of this registration statement, CYBRA Corporation expects to have several committees in place, including a compensation, budget and audit committee. At such time, CYBRA Corporation intends to have a member of the Board of Directors that meets the qualifications for an audit committee financial expert.

ITEM 10. EXECUTIVE COMPENSATION

Directors are not compensated in their roles as directors. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company. During 2005 and through the date hereof, Mr. Brand has received an aggregate of approximately $271,000 in compensation. Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with base salary set at $ 180,000 per annum. No other executive officer, other than Mr. Brand, received salary and bonus in excess of $100,000 during the 2006 and the current year.

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer whose aggregate compensation was in excess of $100,000 during the fiscal years ended December 31, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE

		Long Term
		Annual Compensation(1)		Compensation Awards
	Fiscal			Securities	All Other
Name and Principal Position	Year	Salary	Bonus	Underlying Options	Compensation
Harold Brand	12/31/06	$194,135	—	-0-	$	−−−−−
Chairman and Chief	12/31/05	$178,567	—	-0-	$	−−−−−
Executive Officer	12/31/04	$165,814	—	-0-	$	−−−−−

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named Executive Officer.

Advisory Board

CYBRA Corporation’s Advisory Board consists of executive officers, as well as two outside advisors. Gary L. Horning, Vice President of Marketing, Bar code and RFID Solutions Division at Paxar Corporation. Paxar is one of the leading providers of identification solutions to the retail and apparel industry worldwide. Prior to joining Paxar six years ago, Gary was Vice President of Strategic Marketing and Investor Relations, and member of the executive management team at The Santa Cruz Operation, a $200M software company located in Santa Cruz, CA. Earlier in his career, Mr. Horning spent twenty years at NCR Corporation, with a wide range of roles including: VP of Channel and Partnership Relationships for the Teradata Division, AVP of Strategic Planning and Product Line Management, Director of Product Management Processes and Education/Training, Strategic Major Accounts Sales Manager, and Product Line Manager. Gary holds MBA and BS degrees from Wright State University.

Dr. Shlomo Kalish, a CYBRA founder, is an Israeli based technology investor. In January, 2007. Dr. Kalish made the 39th slot in Forbes’ Midals List of top dealmakers in the world., and number one among Israeli dealmakers. In 1994, Dr. Kalish founded The Jerusalem Global Group, a technology focused investment house, and in 1999 he founded Jerusalem Global Ventures, a venture capital firm managing $120M. Jerusalem Global Ventures invests in seed and early-stage communications, information technology and life sciences companies. From 1997 to 1999, Dr. Kalish served as a General Partner of Concord (K.T.) Ventures I, LP, a leading Israeli venture capital fund, where he was responsible for the investments in Oridion Medical and Oren Semiconductors. Dr. Kalish frequently appears in the media and has been featured on the cover of Upside Magazine. He has also been cited in The Wall Street Journal, Dow Jones, Business Week and other business publications. Dr. Kalish holds a Ph.D. in Operations Research from MIT, a M.Sc. from the Sloan School of Management at MIT and a B.Sc. from Tel Aviv University. From 1970 to 1975 Dr. Kalish served in the Israeli Air Force as a fighter pilot. Dr. Kalish is active on the boards of many non-profit organizations and academic institutions, including Shalom Beineinu, a charitable organization of which he is Chairman; the Board of Governors of Bar Ilan University; the Board of Governors of the Technion and The Jerusalem College of Technology. Dr. Kalish serves on the board of Saifun Semiconductors — selected by Globes, an Israeli business journal, as one of Israel's most successful startups, Valor Computerized systems, as well as a number of JGV's portfolio companies.

The Advisory Board meets twice a year, in the fall and spring. Members of the Advisory Board are not compensated but are reimbursed for travel-related expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 2007, but not as adjusted to reflect the sale of the securities offered hereby, by (i) each person who is known by CYBRA Corporation to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the officers and directors of CYBRA Corporation; and (iii) officers and directors of CYBRA Corporation as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(2)

Harold Brand c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701	7,438,460	67%
Robert Roskow c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701	536,200	4.8%
Shlomo Kalish c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701(3)	443,220	4.0%
Chuck Roskow c/o CYBRA Corporation 1050 Union Road, Suite 2 Box #10 West Seneca, NY 14224	275,900	2.5%
Sheldon Reich c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701	443,220	4.0%
Matt Rothman c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701	500	0%
Sam Rothman c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701	830,000	7.5%
Sholom Chaim Babad c/o CYBRA Corporation One Executive Blvd. Yonkers, NY 10701	830,000	7.5%
All Officers and Directors as a Group (6 persons) (4)	8,694,280	78.3%

(1)	All shares are owned directly by the named individuals.

(2)	Based upon 11,100,154 shares issued and outstanding as at March 30, 2007.

(3)	Member of Board of Advisors.

(4)	Includes Jonathan Rubin, a Director, who does not own any shares..

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two Shareholders of the Company, Sholom Chaim Babad and Sam Rothman acted as finders in the Private Placement and were paid a 10% fee which they converted in Debentures and Warrants. They will also be entitled to receive as additional fees, 5% of any cash received by the Company upon the exercise of Warrants. In addition, Mssrs Babad and Rothman loaned $151,000 to the Company in 2005, and an additional $19,000 in the first quarter of 2006, the proceeds of which were used to redeem Preferred Stock owned by a third party. This loan, together with interest, was repaid out of the proceeds of the Private Placement.

The Company agreed, in connection with the Private Placement, to allow the purchasers of Debentures to appoint two members to its Board of Directors. Jonathan Rubin and Matt Rothman have been chosen by the Purchasers to join the Board of Directors after the Effective Date of this Registration Statement.

ITEM 13. EXHIBITS

See “Exhibit Index” immediately following the certificates to this Form 10KSB for a description of the documents that are filed as Exhibits to this report on Form 10KSB or incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The financial statements for the years ended December 31, 2006 December 31, 2005 included in this filing have been so included in reliance on the report of Bernstein & Pinchuk, LLP. Audit fees paid to Bernstein & Pinchuk, LLP for the 2006 fiscal year were $28,350. No other fees were paid to this firm by the Company or its officers and directors for any other services for the 2006 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007

	By:	/s/ Harold Brand
HAROLD BRAND
Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Harold Brand	Chief Executive Officer, President and Director	April 2, 2007
HAROLD BRAND

/s/ Sheldon Reich	Director	April 2, 2007
SHELDON REICH

/s/ Robert J. Roskow	Director	April 2, 2007
ROBERT J. ROSKOW

/s/ Jonathan Rubin	Director	April 2, 2007
JONATHAN RUBIN

/s/ Matt Rothman	Director	April 2, 2007
MATT ROTHMAN

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our reports dated March 20, 2007, accompanying the consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting included in the Annual Report of CYBRA Corporation on Form 10-KSB for the year ended December 31, 2006.

/s/ Bernstein & Pinchuk LLP

New York, NY
March 22, 2007

INDEX TO EXHIBITS

3.1	Certificate of Incorporation*
3.2	Bylaws*
3.3	2006 Incentive Stock Option Plan*
5.1	Opinion of Law Offices of Thomas G. Amon*
10.1	Form of Securities Purchase Agreement dated as of April 10, 2006*
10.2	Form of Common Class A and B Stock Purchase Warrant dated as of April 10, 2006*
10.3	Form of 8% Convertible Debenture issued on April 10, 2006*
10.4	Form of Registration Rights Agreement dated as of April 10, 2006*
10.5	Employment Agreement dated as of April 30, 2006 between Harold Brand and CYBRA*
10.6	Form of Domestic Reseller Agreement**
10.7	Form of International Reseller Agreement**
31.1	Section 302 Sarbanes-Oxley Certificate - CEO**
31.2	Section 302 Sarbanes-Oxley Certificate - CFO
32.1	Section 906 Sarbanes-Oxley Certificate - CEO**
32.2	Section 906 Sarbanes-Oxley Certificate - CFO

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on June 16, 2006, File No, 333-135068.

**	File herewith.