Form 10QSB
period 2007-03-31
CYBRA CORP
filed 2007-05-14
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10−QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ________________

Commission file number______________________________________

CYBRA CORPORATION

 (Exact name of registrant as specified in its charter)

New York	13-3303290
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.

One Executive Blvd. Yonkers, New York 10701

(Address of principal executive offices)

(914) 963-6600

(Issuer’s telephone number)

(Former Name, Former Address, and Former Fiscal Year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECDEING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    11,072,100

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYBRA CORPORATION

FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

CYBRA CORPORATION
BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$754,839
Accounts receivable, less allowance for doubtful
accounts of $5,000 in 2006 and 2005	229,689

Deferred income taxes	71,251
Total Current Assets	1,055,779

PROPERTY AND EQUIPMENT, at cost, less accumulated
depreciation and amortization	65,706

DEFERRED INCOME TAXES	778,054
DEFERRED FINANCE COSTS	549,053
SECURITY DEPOSITS AND OTHER	11,419
TOTAL ASSETS	$2,460,011

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$315,002
Accrued interest	188,591
Deferred revenue	264,301
Accrued liquidated damages - registration rights agreement	110,000
Total Current Liabilities	877,894

8% CONVERTIBLE DEBENTURES	1,973,366

TOTAL LIABILITIES	2,851,260

COMMITMENT AND LITIGATION

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized;	234,545
11,072,100 shares issued and outstanding
Stock subscription receivable	(1,826)
Paid - in capital	564,254
Accumulated deficit	(1,188,222)

Total Stockholders' Deficiency	(391,249)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$2,460,011

See notes to financial statements.

CYBRA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2007	2006

REVENUES	$368,247	$395,334

DIRECT COSTS
Costs of goods sold	109,156	103,956
Royalties and consulting	87,500	10,962

	196,656	114,918

GROSS MARGIN	171,591	280,416

GENERAL AND ADMINISTRATIVE EXPENSES	601,979	347,675

LOSS FROM OPERATIONS	(430,388)	(67,259)

OTHER INCOME (EXPENSE)
Interest expense, 2006 includes $66,735 of amorization of deferred cost	(135,811)	(1,574)
Interest income	8,765	38

Total Other Income (Expenses)	(127,046)	(1,536)

LOSS BEFORE INCOME TAXES	(557,434)	(68,795)

INCOME TAX RECOVERY	(208,794)	(25,422)

NET LOSS	$(348,640)	$(43,373)

PER SHARE DATA
Basic and diluted net loss per share	$(0.03)	$(0.00)

Basic and diluted weighted-average shares outstanding	10,455,726	9,118,718

See notes to financial statements.

CYBRA CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Common Stock		Additional paid-in-	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	deficit	Total

Balance at December 31, 2006	10,956,000	$176,495	$12,344	$(1,826)	$(839,582)	$(652,569)

Common stock issuance	116,100	58,050	-	-	-	58,050

Derivative instruments converted in APIC	-	-	551,900	-	-	551,910

Net loss for the period	-	-	-	-	(348,640)	(348,640)

Balance at March 31, 2007	11,072,100	$234,545	$564,254	$(1,826)	$(1,188,222)	$(391,249)

Balance at December 31, 2005	9,130,000	$1,800	12,344	-	(343,920)	(329,776)

Net loss for the period	-	-	-	-	(43,373)	(43,373)
-
Balance at March 31, 2006	9,130,000	$1,800	$12,344	$-	$(387,293)	$(373,149)

See notes to financial statements.

CYBRA CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(348,640)		$(43,373)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Depreciation	6,557		4,209
Deferred income tax recovery	(208,794)		(25,422)
Interest expense - amortization of debt discount	55,212		-
Amortization of deferred finance cost	30,599		-
Change in:
Accounts receivable	45,117		80,803
Prepaid corporate taxes/corporate taxes payable	95		-
Security deposits and other assets	(38)		(38)
Accounts payable and accrued expenses	66,376		(44,024)
Accrued interest	38,218		-
Deferred revenue	7,157		2,745
Sales tax payable	(980)		(2,128)

Net Cash Used In Operating Activities	(309,121)		(27,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,460)		(6,210)

Net Cash Used in Investing Activities	(7,460)		(6,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - bank	-		54,100
Repayments of loan payable - bank	-		(38,509)
Proceeds from loan payable	-		20,000
Repayment of loan payable	(250,000)		-
Proceeds from sale of common stock - 116,100 shares	58,050		-

Net Cash Provided by (Used In) Financing Activities	(191,950)		35,591

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(508,531)		2,153

CASH AND CASH EQUIVALENTS
Beginning of period	1,263,370		10,859

End of period	$754,839		$13,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$69,076	$	$ 1,574

Income taxes	$-		$-

See notes to financial statements.

1. BASIS OF PRESENTATION

The un-audited financial information of CYBRA Corp. has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on FORM 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSBfor the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSBfor the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007

.2.  NATURE OF OPERATIONS AND FINANCIAL STATUS OF COMPANY

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagic/400, is an online bar code software product for IBM i Series (AS/400) computers. Substantially all of the Company's accounts receivable are due from manufacturing companies and software vendors located throughout the United States..

 March 31, 2007, the Company had cash and cash equivalents of $754,839, a working capital surplus of $177,885 and an accumulated deficit of $1,188,222. Additionally, the Company has incurred a net loss of $348,640 for the three months ended March 31, 2007.

Management has taken several steps to improve sales and thus profitability and cash flows 2007, including the restructuring of current key OEM contracts which will more than double revenues from those sources, and the potential acquisition of a profitable systems integration company and development and release in the third quarter of 2007 of a new RFID product line with revenue potential far in excess of the current product mix

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development Costs

In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $420,513and $88,716 for the three months ended March 31, 2007 and 2006, respectively. The cumulative development costs for Version 6 are $544,858 at March 31, 2007. Total research and development expense for the three months ended March 31, 2007 and 2006 were $241,716 (all for Version 6) and $65,547 ($19,999 for Version 5.1 and $44,548 for Version 6), respectively. These costs have been included in general and administrative expenses.

Warrants - Adoption of New Accounting Pronouncement

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock'. In December 2006, the FASB approved FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. The adoption of FSP EITF 00-19-2 accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, total $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital).

Derivative Financial Instruments

The Company accounts for its warrants which were issued in a private placement of the 8% Convertible Debentures with detachable warrants on April 10, 2006, as derivatives under the guidance of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Emerging Issues Task Force Issue 00-19 - Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company's Own Stock (“EITF 00-19”). The Company considers these standards applicable by adopting “View A” of the Issue Summary relating to Emerging Issues Task Force Issue 05-04 - The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) in which the warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in Emerging Issues Task Force Issue 05-02 - The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 (“EITF 05-02”)

Use of Estimates

 The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4.	8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at March 31, 2007 was $1,973,366. The amortization of deferred finance costs was $30,599 for the three months ended March 31, 2007. The Deferred Finance Cost balance at March 31, 2007 was $549,053.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of common stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of common stock for $1.75. The Warrants are exercisable at any time through April 10, 2011.

5.	STOCKHOLDERS DEFICIENCY

In April, 2006, the Company issued 1,826,000 shares for $1,826 to three individuals who were involved in finding investors for the Company. The $1,826 has not yet been collected, is carried on the balance sheet as “stock subscription receivable” and is included as an offset to stockholders' equity.

During the three months ended March 31, 2007, the Company issued 116,100 shares of common stock, at $0.50 per share for total proceeds of $58,050.

6.	COMMITMENT AND LITIGATION

The Company occupies office space under a lease agreement that expires on January 31, 2010.

The minimum rental commitment is as follows:

2007	$77,000
2008	77,250
2009	77,250
2010	6,438
$237,938

LITIGATION

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate's court in Herzeliya, Israel by Raz-Lee Security Ltd., a former distributor of the Company's products (Case No. 8443/06). The action seeks $50,000 in damages for alleged unpaid license fees. The Company has filed a motion to dismiss the case on jurisdictional grounds, which is pending with the court. The Company believes that it has meritorious defenses to this lawsuit, as well as counterclaims against the plaintiff, and intends to vigorously defend this action. Management feels that this matter will be resolved and will not have a material affect on the company's financial position.

7.	EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2007 do not include the effects of the 7,500,000 warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report on Form 10QSB contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that are material to our shareholders.

OVERVIEW

Description of Business

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagic, is a bar code, RFID and electronic forms software product for IBM i Series (AS/400) computers.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

RESULTS OF OPERATIONS

1

Operating Revenues

Sales for the three months ended March 31, 2007 decreased 7% over the prior year, from $395,334 to $368,247, primarily due a change in the mix of our product lines towards more profitable items. Lower profit hardware sales were reduced by 10% in the first quarter of 2007, while higher profit software sales increased by 8%.

We are currently working on developing new software for the RFID market. We anticipate that this software will be released sometime during the third or fourth quarter of 2007. We feel that the future sales of this new software product, once it is tested and released, will have a significant positive impact on our operating results and increase our future revenues and profit margins.

Cost of Sales and Gross Margin

Cost of sales increased, including royalty and consulting, 71%, from $114,918 to $196,656 over the prior year and increased as a percentage of sales from 29% of sales to 53% of sales. Overall, gross margin decreased from $280,416 to $171,591, a decrease of 39%. This decrease in the gross margin was due to an increase in software development costs.

General and Administrative Costs

General and Administrative costs increased $254,304 from $347,675 in 2006 to $601,979 in 2007, including an increase in marketing expenses of approximately $141,000 associated with the company’s marketing campaign and general business activities, an increase of research and development costs of approximately $ 177,000 for the development of our software products and an increase in our payroll expenses due to the hiring of three additional employees of approximately $97,000. The rate of increase was 73%.

Provision for Income Taxes

The Company had a pre-tax loss of $557,434 and $68,795 for the three months ended March 31, 2007 and 2006, respectively. Accordingly, there has been no provision for current income taxes in 2007 or 2006. Deferred income tax assets have been provided for the likely benefits of net operating loss carryovers and other temporary differences between financial statement and taxable income.

Liquidity and Capital Resources

As of March 31, 2007, the Company had approximately $1.1 million in current assets. On April 10, 2006 the Company sold $2,500,000 of its 8% Convertible Debenture to a group of accredited investors. The net proceeds of this placement were approximately $2,027,500 after payment of commissions, expenses and repayment of a short term loan.  We expect losses for the remaining quarters of 2007 not to be as large as the first quarter of 2007.  Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of our shares, the cost of registering additional shares will be lower, giving us increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

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

2

None.

Seasonal Fluctuations

There have been no fluctuations in our business to date which can be attributed to seasonality.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the first quarter of the Company’s 2007 fiscal year, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herliya, Israel by Raz-Lee Security Ltd., a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages for alleged unpaid license fees. The Company has filed a motion to dismiss the case on jurisdictional grounds, which is pending with the court. The Company believes that it has meritorious defenses to this lawsuit, as well as counterclaims against the plaintiff, and intends to vigorously defend this action. The Company is not party to any other pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2007, the Company sold, in a private placement, 68,954 shares of its restricted common stock to 15 employees and 2 vendors of the Company at $.50 per share. These sales were exempt from the Registration provisions of the Securities Act of 1933 (the ’33 Act), under Section 4(2) thereof.

Also on January 26, 2007, the Company sold, in a private placement, 76,000 shares of common stock to 21 friends and family members at $.50 per share. These sales were made to accredited investors and were exempt from registration under Section 4(2) of the ’33 Act.

No commissions were paid in connection with either placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

3

None.

ITEM 6. EXHIBITS

The following Exhibits are being filed herewith:
Exhibit No.	Exhibit Description
31.1	Section 302 Sarbanes Oxley Certification - CEO
31.2	Section 302 Sarbanes Oxley Certification - CFO
32.1	Section 906 Sarbanes Oxley Certification - CEO
32.2	Section 906 Sarbanes Oxley Certification - CFO

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBRA CORPORATION (Registrant)

Date: May 14, 2007	By:	/s/ Harold Brand

Harold Brand Chief Financial Officer and Interim Chief Financial Officer