Form 10QSB
period 2007-06-30
CYBRA CORP
filed 2007-08-14
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10−QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ________________

Commission file number______________________________________

CYBRA CORPORATION

(Exact name of registrant as specified in its charter)

New York	13-3303290
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,205,433

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYBRA CORPORATION

FINANCIAL STATEMENTS

JUNE 30, 2007

CYBRA CORPORATION
BALANCE SHEET
June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$424,909
Accounts receivable, less allowance for doubtful
accounts of $5,000	236,559
Deferred income taxes	62,213

Total Current Assets	723,681

PROPERTY AND EQUIPMENT, at cost, less accumulated
depreciation and amortization	85,774

DEFERRED INCOME TAXES	951,604

DEFERRED FINANCE COSTS	510,445

SECURITY DEPOSITS AND OTHER ASSETS	11,457

$2,282,961

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$313,102
Accrued interest	239,147
Deferred revenue	261,977
Sales tax payable	1,084
Accrued liquidated damages - registration rights agreement	110,000
Total Current Liabilities	925,310

8% CONVERTIBLE DEBENTURES	2,033,793

$2,959,103

COMMITMENT AND LITIGATION	-

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized;
11,205,433 shares issued and outstanding	334,545
Stock subscription receivable	(1,826)
Paid - in capital	564,254
Accumulated deficit	(1,573,115)

Total Stockholders' Deficiency	(676,142)

$2,282,961

CYBRA CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$385,833	$392,544	$754,080	$787,878

DIRECT COSTS
Costs of goods sold	106,893	109,627	216,049	213,583
Royalties and consulting	112,782	8,500	200,282	19,462

	$219,675	118,127	$416,331	$233,045

GROSS MARGIN	$166,158	$274,417	$337,749	$554,833

GENERAL AND ADMINISTRATIVE EXPENSES	571,028	368,263	1,173,007	715,938

LOSS FROM OPERATIONS	($404,870)	($93,846)	($835,258)	($161,105)

OTHER INCOME (EXPENSE)
Interest expense, 2007 includes	(149,591)	(106,429)	(285,402)	(108,003)
$69,207 of amortization of deferred
financing costs for the six months
Interest income	5,046	16,852	13,811	16,890
Gain from derivative financial instruments	-	73,267	-	73,267

Total Other Income (Expense)	($144,545)	(16,310)	($271,591)	($17,846)

LOSS BEFORE INCOME TAXES	($549,415)	($110,156)	($1,106,849)	($178,951)

INCOME TAX RECOVERY	(164,522)	(76,446)	(373,316)	(101,868)

NET LOSS	($384,893)	($33,710)	($733,533)	($77,083)

PER SHARE DATA
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.07)	$(0.01)

Basic and diluted weighted-average shares outstanding	11,079,426	10,455,726	11,046,779	9,947,160

See notes to financial statements

CYBRA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(733,533)	$(77,083)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,512	7,566
Deferred income tax recovery	(373,316)	(102,058)
Interest expense - amortization of debt discount	115,639	41,109
Amortization of deferred finance cost	69,207	14,206
Gain on derivative financial instruments	-	(73,267)
Change in:
Accounts receivable	38,247	198,510
Prepaid corporate taxes/corporate taxes payable	105	70
Security deposits and other assets	(76)	(76)
Accounts payable and accrued expenses	64,906	(80,803)
Accrued interest	88,774	49,896
Deferred revenue	4,833	(14,222)
Sales tax payable	(326)	(1,506)

Net Cash Used in Operating Activities	(715,028)	(37,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(31,483)	(14,020)

Net Cash Used in Investing Activities	(31,483)	(14,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - bank	-	54,100
Repayments of loan payable - bank	-	(145,058)
Proceeds from loan payable	-	19,000
Repayment of loan payable	(250,000)	(79,998)
Proceeds from sale of common stock	158,050	2,080,000

Net Cash (Used In) Provided by Financing Activities	(91,950)	1,928,044

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(838,461)	1,876,366

CASH AND CASH EQUIVALENTS
Beginning of period	1,263,370	10,859

End of period	$424,909	$1,887,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,574

Income taxes	$-	$-

See notes to financial statements

CYBRA CORPORATION
STATEMENTS OF STOCKHOLDERS DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

				Stock
	Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	paid-in-capital	Receivable	deficit	Total
Balance at December 31, 2006	10,956,000	$176,495	$12,344	$(1,826)	$(839,582)	$(652,569)

Common stock issuance	249,433	158,050	-	-	-	158,050

Derivative instruments converted in APIC	-	-	551,910	-	-	551,910

Net loss for the period	-	-	-	-	(733,533)	(733,533)

Balance at June 30, 2007	11,205,433	$334,545	$564,254	$(1,826)	$(1,573,115)	$(676,142)

Balance at December 31, 2005	9,130,000	$1,800	$12,344	$-	$(343,920)	$(329,776)

Common stock issuance as placement fee	1,826,000	174,695	-	(1,826)	-	172,869

Net loss for the period	-	-	-	-	(77,083)	(77,083)

Balance at June 30, 2006	10,956,000	$176,495	$12,344	$(1,826)	$(421,003)	$(233,990)

The accompanying notes are an integral part of these condensed financial statements

1. BASIS OF PRESENTATION

The unaudited financial information of CYBRA Corp. has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on FORM 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSBfor the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three month and six month period ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007

2.  NATURE OF OPERATIONS AND FINANCIAL STATUS OF COMPANY

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagic/400, is an online bar code software product for IBM i Series (AS/400) computers. Substantially all of the Company's accounts receivables are due from manufacturing companies and software vendors located throughout the United States.

At June 30, 2007, the Company had cash and cash equivalents of $424,909, a working capital deficit of $201,629 and an accumulated deficit of $1,573,115. Additionally, the Company has incurred a net loss of $733,533 for the six months ended June 30, 2007.

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

Research and Development Costs

In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $119,957 and $88,613 for the six months ended June 30, 2007 and 2006, respectively. The cumulative development costs for Version 6 are $576,098 at June 30, 2007. Total research and development expense for the six months ended June 30, 2007 and 2006 were $431,506 and $125,993, respectively ($37,380 for Version 5.1 and $88,613 for Version 6). These costs have been included in general and administrative expenses.

Warrants - Adoption of New Accounting Pronouncement

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock’. In December 2006, the FASB approved FSP EITF 00-19-2 Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. The adoption of FSP EITF 00-19-2 accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, total $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital).

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

4. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at June 30, 2007 was $2,033,793. The amortization of deferred finance costs was $69,207 for the six months ended June 30, 2007 and $38,608 for the 3 months ended June 30, 2007. The deferred finance cost balance at June 30, 2007 was $510,445.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of common stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of common stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 warrants are the only outstanding warrants at June 30, 2007.

5. STOCKHOLDERS’ DEFICIENCY

In April, 2006, the Company issued 1,826,000 shares for $1,826 to three individuals who were involved in finding investors for the Company. The $1,826 has not yet been collected, is carried on the balance sheet as “stock subscription receivable” and is included as an offset to stockholders' equity.

During the six months ended June 30, 2007, the Company issued 116,100 shares of common stock, at $0.50 per share and 133,333 shares of common stock, at $0.75 per share for total proceeds of $ $158,050.

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

7. EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 2007 do not include the effects of the 7,500,000 warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”), SFAS 86 requires that costs related to the development of enhancements to Mark Magic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established.  SFAS 86 specifies that “technological feasibility” for purposes of SFAS 86 can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software.  The Company’s development process does not include a detailed program design.  Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay.  Consequently, SFAS 86 requires the development costs to be recorded as expense until the completion of a “working model”.  In the Company’s case, the completion of a working model does not occur until almost the time when the software is ready for sale.

Impact of Recently Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting standards will have a material effect on our financial position, results of operations or cash flows.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

RESULTS OF OPERATIONS
Operating Revenues

Sales for the three months ended June 30, 2007 decreased 2% over the prior year, from $392,544 to $385,833, primarily due to the ongoing change in the mix of our product lines towards more profitable items. Lower profit hardware sales were reduced in the first and second quarters of 2007, while higher profit software sales increased.

We are currently working on developing new software for the RFID market. We anticipate that this software will undergo beta testing in the third quarter 2007 and will be released sometime during the fourth quarter of 2007. We feel that the future sales of this new software product, once it is tested and released, will have a significant positive impact on our operating results and increase our future revenues and profit margins.

Cost of Sales and Gross Margin

Cost of sales including royalty and consulting increased, 86%, from $118,127 to $219,675 and increased as a percentage of sales from 30% of sales to 57% of sales. Overall, gross margin decreased from $274,417 to $166,158, a decrease of 27%. This decrease in the gross margin was due to an increase in software development costs and maintenance on existing software already sold to customers through use of programming consultants. Also, beginning in 2007, sales and marketing expenses were reclassified to general and administrative expenses.

General, and Administrative Expenses

General, Selling and Administrative costs increased $202,765 from $368,263 in 2006 to $571,028 in 2007, due to an increase in research and development costs of approximately $129,344 for the development of our software products and an increase in payroll expenses of $116,260. Also, as previously mentioned, beginning in 2007, for all periods presented, sales and marketing expenses were reclassified from cost of sales thereby increasing general and administrative expenses.

Provision for Income Taxes

The Company had a pre-tax loss of $549,415 and $110,156 for the three months ended June 30, 2007 and 2006, respectively. Accordingly, there has been no provision for current income taxes in 2007 or 2006. Deferred income tax assets have been provided for the likely benefits of net operating loss carryovers and other temporary differences between financial statement and taxable income.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

RESULTS OF OPERATIONS
Operating Revenues

Sales for the six months ended June 30, 2007 decreased 4% over the prior year, from $787,878 to $754,080, primarily due .to the ongoing change in the mix of our product lines towards more profitable items. Lower profit hardware sales were reduced in the first and second quarters of 2007, while higher profit software sales increased.

We are currently working on developing new software for the RFID market. We anticipate that this software will undergo beta testing in the third quarter 2007 and will be released sometime fourth quarter of 2007. We feel that the future sales of this new software product, once it is tested and released, will have a significant positive impact on our operating results and increase our future revenues and profit margins.

Cost of Sales and Gross Margin

Cost of sales including royalty and consulting increased, 78%, from $233,045 to $416,331 and increased as a percentage of sales from 30% of sales to 55% of sales. Overall, gross margin decreased from $554,833 to $337,749, a decrease of 39%. This decrease in the gross margin was due to an increase in software development costs and maintenance on existing software already sold to customers through use of programming consultants. Also, beginning in 2007, sales and marketing expenses were reclassified to general and administrative expenses.

Selling, General, and Administrative Costs

General, Selling and Administrative costs increased $457,069 from $715,938 in 2006 to $1,173,007 in 2007, due to an increase in marketing expenses of approximately $136,000 associated with the company’s marketing campaign and general business activities, increase on research and development costs of approximately $305,513 for the development of our software products and an increase in our professional fees incurred to maintain our public reporting status of approximately $21,305. Also, as previously mentioned, beginning in 2007, sales and marketing expenses were reclassified from cost of sales thereby increasing general and administrative.

Provision for Income Taxes

The Company had a pre-tax loss of $1,106,849 and $178,951 for the six months ended June 30, 2007 and 2006, respectively. Accordingly, there has been no provision for current income taxes in 2007 or 2006. Deferred income tax assets have been provided for the likely benefits of net operating loss carryovers and other temporary differences between financial statement and taxable income.

Liquidity and Capital Resources

As of June 30, 2007, the Company had approximately $723,000 in current assets. On April 10, 2006 the Company sold $2,500,000 of its 8% Convertible Debenture to a group of accredited investors. The net proceeds of this placement were approximately $2,027,500 after payment of commissions, expenses and repayment of a short term loan. In June 2007, 133,333 shares were sold to investors. The net proceeds of this sale were $100,000. In July 2007, 233,333 shares were sold with net proceeds of $175,000. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of our shares, the cost of registering additional shares will be lower, giving us increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

However, our operations were not yet profitable, and we continue to require additional funding in order to continue business operations. To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management and through equity private placements.

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

Changes in Internal Control over Financial Reporting.    During the second quarter of the Company’s 2007 fiscal year, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzeliya, Israel by Raz-Lee Security Ltd., a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages for alleged unpaid license fees. The Company has filed a motion to dismiss the case on jurisdictional grounds, which is pending with the court. The Company believes that it has meritorious defenses to this lawsuit, as well as counterclaims against the plaintiff, and intends to vigorously defend this action. The Company is not party to any other pending or threatened legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, the Company sold 133,334 shares of its restricted common stock to two individuals in a private transaction exempt under Section 4 (2) of the Securities Act of 1933, as amended. The price per share was $.75 and gross proceeds received were $100,000.

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

CYBRA CORPORATION (Registrant)

Date: August 14, 2007	By:	/s/ Harold Brand
Harold Brand
Chief Financial Officer and Interim Chief Financial Officer