Form 10QSB
period 2007-09-30
CYBRA CORP
filed 2007-11-13
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10−QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of
September 30, 2007: 12,105,433

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☐

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYBRA CORPORATION

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

CYBRA CORPORATION

BALANCE SHEET
(UNAUDITED)

September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$645,400
Accounts receivable, less allowance for doubtful
accounts of $5,000	335,724
Prepaid income taxes	-
Deferred income taxes	30,390

Total Current Assets	1,011,514

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization	91,379

DEFERRED INCOME TAXES	1,205,254

DEFERRED FINANCE COSTS	467,433

SECURITY DEPOSITS AND OTHER ASSETS	11,571

$2,787,151

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$378,231
Accrued interest	285,058
Deferred revenue	267,980
Sales tax payable	1,321
Accrued liquidated damages - registration rights agreement	110,000
Total Current Liabilities	1,042,590

DERIVATIVE FINANCIAL INSTRUMENTS, LONG TERM PORTION	-

8% CONVERTIBLE DEBENTURES	2,094,237

Total Liabilities	3,136,827

COMMITMENT

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized; 12,105,433 shares issued and outstanding	1,009,545
Paid - in capital	564,254
Accumulated deficit	(1,923,475)

Total Stockholders' Deficiency	(349,676)

$2,787,151

CYBRA CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$410,081	$331,797	$1,164,161	$1,119,675

DIRECT COSTS
Costs of goods sold	167,645	85,685	383,694	299,268
Royalties and consulting	103,338	21,886	303,620	41,348
Total Direct Costs	270,983	107,571	687,314	340,616
GROSS MARGIN	139,098	224,226	476,847	779,059
GENERAL AND ADMINISTRATIVE EXPENSES	561,585	478,592	1,734,591	1,194,530
INCOME (LOSS) FROM OPERATIONS	(422,487)	(254,366)	(1,257,744)	(415,471)

OTHER INCOME (EXPENSE)
Interest expense, 2007 includes $112,219 of amortization of deferred finance costs for the nine months	(154,567)	(123,514)	(439,969)	(231,517)

Interest income	4,666	18,509	18,477	35,399
Gain and loss from derivative financial instruments	-	(29,963)	-	43,304
Liquidated damages - registration rights agreement	200	(30,000)	200	(30,000)

Total Other Income (Expense)	(149,701)	(164,968)	(421,292)	(182,814)
INCOME (LOSS) BEFORE INCOME TAXES	(572,188)	(419,334)	(1,679,036)	(598,285)
INCOME TAXES (RECOVERY)	(221,827)	(164,990)	(595,143)	(266,858)
NET INCOME (LOSS)	($350,361)	($254,344)	($1,083,893)	($331,427)
PER SHARE DATA
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.10)	$(0.03)
Basic and diluted weighted-average shares outstanding	11,646,375	10,956,000	11,249,583	10,287,136

CYBRA CORPORATION
STATEMENTS OF STOCKHOLDERS DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	paid-in-capital	Receivable	deficit	Total

Balance at December 31, 2006	10,956,000	$176,495	$12,344	$(1,826)	$(839,582)	$(652,569)

Common stock issuance	1,149,433	833,050	-	-	-	833,050

Stock Subscription Paid				1,826		1,826

Derivative instruments converted in APIC	-	-	551,910	-	-	551,910

Net loss for the period	-	-	-	-	(1,083,893)	(1,083,893)

Balance at September 30, 2007	12,105,433	$1,009,545	$564,254	$-	$(1,923,475)	$(349,676)

Balance at December 31, 2005	9,130,000	$1,800	$12,344	$-	$(343,920)	$(329,776)

Common stock issuance as placement fee	1,826,000	174,695	-	(1,826)	-	$172,869

Net loss for the period	-	-	-	-	(331,427)	$(331,427)

Balance at September 30, 2006	10,956,000	$176,495	$12,344	$(1,826)	$(675,347)	$(488,334)

The accompanying notes are an integral part of these condensed financial statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,083,893)	$(331,427)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	(16,533)	10,389
Deferred income tax expense (recovery)	(595,143)	(267,143)
Interest expense - amortization of debt discount	176,083	93,625
Amortization of deferred finance cost	112,219	33,913
Accrued liquidated damages - registration rights agreement	-	30,000
Gain on derivative financial instruments	-	(43,304)
Change in:		-
Accounts receivable	(60,918)	235,455
Prepaid corporate taxes/corporate taxes payable	105	35
Security deposits and other assets	(190)	(114)
Accounts payable and accrued expenses	75,953	(38,996)
Accrued interest	188,767	96,291
Deferred revenue	10,836	(22,618)
Sales tax payable	(89)	(1,629)

Net Cash Used in Operating Activities	(1,192,803)	(205,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(10,043)	(21,518)

Net Cash Used in Investing Activities	(10,043)	(21,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - bank	-	54,100
Repayments of loan payable - bank	-	(145,058)
Proceeds from note payable	-	19,000
Payments of deferred finance costs	-	(120,503)
Paid to former stockholder	(250,000)
Proceeds from Stock Subscription	1,826
Proceeds from Stock Sales	833,050
Proceeds from private placement	-	2,080,000

Net Cash Used In Financing Activities	584,876	1,887,539

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(617,970)	1,660,498

CASH AND CASH EQUIVALENTS
Beginning of period	1,263,370	10,859

End of period	$645,400	$1,671,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$7,688

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited financial information of CYBRA Corp. has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on FORM 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSBfor the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three and nine months periods ended September 30, 2007 are not necessarily indicative of results for the entire fiscal year ending December 31, 2007.

2.  NATURE OF OPERATIONS AND FINANCIAL STATUS OF COMPANY

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM, is an online bar code software product for IBM i Series (AS/400) computers. Substantially all of the Company's accounts receivables are due from manufacturing companies and software vendors located throughout the United States.

At September 30, 2007, the Company had cash and cash equivalents of $645,400, a working capital deficit of $31,076 and an accumulated deficit of $1,923,475. Additionally, the Company has incurred a net loss of $1,083,893 for the nine months ended September 30, 2007.

Management has focused all resources on development and release of a new RFID product line, (EdgeMagicTM) with revenue potential far in excess of the current product mix. In line with this objective, CYBRA formed a strategic partnership with Solzon Corporation of Nashua, NH to deliver comprehensive RFID solutions to IBM System i customers. Instead of competing with Solzon’s existing RFID for iSeries product, CYBRA agreed to acquire Solzon’s licensing rights to the product and collaborate on the development of CYBRA’s new EdgeMagic product. Under terms of the agreement, Solzon will provide professional services as CYBRA’s Premier Integration Partner in support of EdgeMagicTM and will resell CYBRA’s MarkMagicTM and EdgeMagicTM product lines. Solzon will discontinue their RFID for iSeries product and will offer their customers an upgrade path to EdgeMagicTM. The alliance of the two companies establishes a high caliber team of IBM System i Auto-Id product development expertise coupled with System i systems integration proficiency, delivering a total end to end RFID solution centered on the EdgeMagic™ and MarkMagic™ offerings.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development Costs

In the second quarter 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $182,620 and $135,120 for the nine months ended September 30, 2007 and 2006, respectively. The cumulative development costs for Version 6 are $493,438 at September 30, 2007.

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

In the first quarter 2007, the Company began development of EdgeMagic and has incurred research and development expense of $365,655 for the nine months ended September 30, 2007. Total research and development expense for the nine months ended September 30, 2007 and 2006 were $642,961 and $241,829, respectively ($61,535 for Version 5.1 and $135,120 for Version 6). These costs have been included in general and administrative expenses.

Reclassification
Sales and marketing expenses were moved from Cost of Goods Sold to General and Administrative expense in the prior year so they can conform to the current year classifications.

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

4. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at September 30, 2007 was $2,094,237. The amortization of deferred finance costs was $112,219 for the nine months ended September 30, 2007 and $ 43,012 for the 3 months ended September 30, 2007. The deferred finance cost balance at September 30, 2007 was $467,433.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of common stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of common stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 warrants are the only outstanding warrants at September 30, 2007.

5. STOCKHOLDERS’ DEFICIENCY

During the nine months ended September 30, 2007, the Company issued 116,100 shares of common stock, at $0.50 per share and 1,033,333 shares of common stock, at $0.75 per share for total proceeds of $833,050.

6. COMMITMENT AND LITIGATION

The Company occupies office space under a lease agreement that expires on January 31, 2010.

The minimum annual rental commitment is as follows:

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

7. EARNINGS PER SHARE

Earnings per share for the three and six months ended September 30, 2007 do not include the effects of the 7,500,000 warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

RESULTS OF OPERATIONS
Operating Revenues

Sales for the three months ended September 30, 2007 increased 24% over the prior year, from $331,797 to $410,081, primarily due to an increase of $112,590 in ancillary supplies and hardware sold to our existing MarkMagic and RFID customers. This increase was offset by a decrease in MarkMagic sales and support of $27,161.

We are currently working on developing new software for the RFID market called EdgeMagicTM. This software has undergone preliminary beta testing in the third quarter 2007 and will undergo actual beta testing in the fourth quarter 2007. It will be released sometime during the first quarter of 2008. We feel that the future sales of this new software product, once it is tested and released, will have a significant positive impact on our operating results and increase our future revenues and profit margins.

Cost of Sales and Gross Margin

Cost of sales including royalty and consulting increased, 152%, from $107,571 to $270,983 and increased as a percentage of sales from 33% of sales to 66% of sales. Overall, gross margin decreased from $224,226 to $139,098, a decrease of 38%. This decrease in the gross margin was due to an increase in software development costs on our new RFID product line, (EdgeMagicTM) and maintenance on existing software already sold to customers through use of programming consultants.

General and Administrative Expenses

General, Selling and Administrative costs increased $82,993 from $478,592 in 2006 to $561,585 in 2007, due to an increase in research and development costs of approximately $98,700 for the development of our software products and an increase in legal and administrative expenses of $64,000. There was also $97,500 in commissions and consulting fees. These amounts were offset by the reclassification of sales and marketing expense to general and administrative expenses for the prior year.

Provision for Income Taxes

The Company had a pre-tax loss of $572,188 and $419,334 for the three months ended September 30, 2007 and 2006, respectively. Accordingly, there has been no provision for current income taxes in 2007 or 2006. Deferred income tax assets have been provided for the likely benefits of net operating loss carryovers and other temporary differences between financial statement and taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

RESULTS OF OPERATIONS
Operating Revenues

Sales for the nine months ended September 30, 2007 increased 4% over the prior year, from $1,119,675 to 1,164,161, primarily due to an increase of $88,085 in ancillary supplies and hardware sold to our existing MarkMagic and RFID customers. This increase was offset by a decrease in MarkMagic sales and support of $30,500.
.

We are currently working on developing new software for the RFID market called EdgeMagicTM. This software has undergone preliminary beta testing in the third quarter 2007 and will undergo actual beta testing in the fourth quarter 2007. It will be released sometime during the first quarter of 2008. We feel that the future sales of this new software product, once it is tested and released, will have a significant positive impact on our operating results and increase our future revenues and profit margins.

Cost of Sales and Gross Margin

Cost of sales including royalty and consulting increased, 102%, from $340,616 to $687,314 and increased as a percentage of sales from 31% of sales to 59% of sales. Overall, gross margin decreased from $779,059 to $476,847, a decrease of 39%. This decrease in the gross margin was due to an increase in software development costs on our new RFID product line, (EdgeMagicTM) and maintenance on existing software already sold to customers through use of programming consultants

Selling, General, and Administrative Costs

General, Selling and Administrative costs increased $540,061 from $ 1,194,530 in 2006 to $1,734,591 in 2007, due to an increase in research and development costs of approximately $405,000 for the development of our software products and an increase in our professional fees incurred to maintain our public reporting status of approximately $85,000. There was also $97,500 in commissions and consulting fees.

Provision for Income Taxes

The Company had a pre-tax loss of $1,679,036 and $598,285 for the nine months ended September 30, 2007 and 2006, respectively. Accordingly, there has been no provision for current income taxes in 2007 or 2006. Deferred income tax assets have been provided for the likely benefits of net operating loss carryovers and other temporary differences between financial statement and taxable income.

Liquidity and Capital Resources

As of September 30, 2007, the Company had approximately $1,011,500 in current assets. On April 10, 2006 the Company sold $2,500,000 of its 8% Convertible Debenture to a group of accredited investors. The net proceeds of this placement were approximately $2,027,500 after payment of commissions, expenses and repayment of a short term loan. In June through September 2007, 900,000 shares were sold to investors. The net proceeds of these sales were $675,000. In October 2007 an additional 266,667 shares were sold to investors. The net proceeds of these sales were $200,000. Hence, we expect to be adequately funded for the next twelve months. Further, with the registration of our shares, the cost of registering additional shares will be lower, giving us increased access to both private and public capital markets should our capital needs increase within the next twelve months or thereafter.

However, our operations were not yet profitable, and we continue to require additional funding in order to continue business operations. To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management and through debt and equity private placements.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2007, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-QSB was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    During the third quarter of the Company’s 2007 fiscal year, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, the Company sold 900,000 shares of its restricted common stock to 8 individuals and one corporation in private transactions exempt under Section 4 (2) of the Securities Act of 1933, as amended. The price per share was $.75 and gross proceeds received were $675,000.

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

CYBRA CORPORATION (Registrant)

Date: November 13, 2007	By:	/s/ Harold Brand
Harold Brand Chief Executive Officer and Acting Chief Financial Officer