Form 10-K
period 2007-12-31
CYBRA CORP
filed 2008-04-17
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 000-52624

CYBRA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3303290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Executive Blvd., Yonkers, NY	10117
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(914) 963-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant section 12(g) of the Act:

Common Stock, $0.001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2007, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 0, based on the fact that the registrant’s stock is not publicly traded.

On March 31, 2008, there were 12,610,954 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

i

Item 13.	Certain Relationships and Related Transactions, and Director Independence	35

Item 14.	Principal Accountant Fees and Services	35

Part IV

Item 15.	Exhibits and Financial Statement Schedules	35

Signatures		36

ii

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for CYBRA Corporation. Such discussion represents only the best present assessment from our Management.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

CYBRA Corporation (“CYBRA” or the “Company”) was founded as a New York corporation in 1985 by Harold Brand, an Information Technology (“IT”) professional with extensive experience in computer systems design, and Dr. Shlomo Kalish, an authority in marketing for start up ventures. Initially, CYBRA was a consulting organization for mid-range computing systems. Utilizing Mr. Brand's expertise in the IT industry, CYBRA resold and integrated Israeli software products for the IBM System 34, 36, and 38 platforms in the North American marketplace. In the early 1990's, one of the Company's main clients asked CYBRA (in collaboration with Pitney Bowes) to develop a bar code label software component. In order to accommodate its client's needs, CYBRA agreed to develop the new technology. The results had a profound effect on the Company's future. CYBRA became much more heavily involved in software application development, and wrote the code for a new proprietary software product known as MarkMagicTM. CYBRA owns the trademark for MarkMagic. The MarkMagic software is not patented. It is protected by use of standard secure software keys that are locked to specific computer serial numbers. Computer source code is not distributed with the product.

In August 1997, Monarch Marking Systems, a supplier of labels and printers to retail customers, acquired a minority ownership position in CYBRA with the intention of establishing a strategic partnership. Since that time, CYBRA's fundamental strategy has been to establish OEM partnerships that embed MarkMagic in leading business software products. Vendors of these business software products resell MarkMagic  to their customers. In addition, CYBRA sells MarkMagic directly to businesses needing radio frequency identification (RFID) and bar code labels, as well as electronic forms. Today, the Company is well known for its computerized bar code document design and printing. CYBRA's R&D department has core competencies in auto id/bar code and RFID expertise, object oriented programming and design, and information technology — especially in connection with the IBM System i.

IBM System i and its predecessors (IBM iSeries and IBM AS/400) have been deployed into midsize companies since the late 1980s. System i, however, has been transformed since that time, meeting a new set of price points and performance results that far outstrip the price/performance ratio offered in the 1990s, or even a few years ago. The System i is a minicomputer platform aimed at meeting the business information and technology needs of midsize businesses, and it is designed to support the growth of a business over time.

	Percentage of Sales Attributable to Software Manufacturers	Percentage of Sales to End Users
2006	78%	22%
2007	78%	22%

CYBRA's annual revenues are derived from hundreds of customers. Sales to the largest customer (Manhattan Associates in 2006 and Wacoal in 2007), accounted for more than 10% of sales for the year ended December 31, 2006 and for the year ended December 31, 2007, as follows:

	Total Sales	Sales to the largest customer
2006	$1, 558,288	$186,000
2007	$1,705,742?	$204,203

PRODUCTS AND SERVICES

 MarkMagic

With a single, simple interface, MarkMagic lets businesses design and print all types of documents, such as bar code labels, RFID tags, e-forms, and other media, using live data, with little or no programming necessary. Mark Magic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

MarkMagic currently addresses the IBM System i market. CYBRA plans to migrate MarkMagic to other computing platforms by third quarter 2008.

MarkMagic Version 6, a major new product release, which contains enhanced RFID support and advanced print management features, was officially launched in March 2007 after being embraced during the beta testing period by customers and software partners.

EdgeMagicTM

EdgeMagic released in February 2008, is an integrated RFID control solution for IBM System i customers. It is also deployable on other platforms and is highly scalable. EdgeMagic is designed to manage edge readers and analog control devices: commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates and track company assets; and integrate with popular System i ERP and Warehouse Management application packages.

Throughout 2007 management focused all resources on development and release of EdgeMagic with revenue potential far in excess of the current product mix. In line with this objective, CYBRA formed a strategic partnership with Solzon Corporation of Nashua, NH to deliver comprehensive RFID solutions to IBM System i customers. CYBRA agreed to acquire Solzon’s licensing rights to their existing RFID for iSeries product and collaborate on the development of CYBRA’s EdgeMagic. Under terms of the agreement, Solzon will provide professional services as CYBRA’s Premier Integration Partner in support of EdgeMagic and will resell CYBRA’s MarkMagic and EdgeMagic product lines. Solzon discontinued their RFID for iSeries product and will offer their customers an upgrade path to EdgeMagic. The alliance of the two companies establishes a high caliber team of IBM System i Auto-Id product development expertise coupled with System i systems integration proficiency, delivering a total end to end RFID solution centered on the EdgeMagic and MarkMagic offerings.

Auto-Id MagicTM Sales Strategy

Together, MarkMagic and EdgeMagic constitute CYBRA's Auto-ID Magic family of products. CYBRA's primary sales strategy is to sell through Application Software Vendors (ASV's) that bundle MarkMagic, and EdgeMagic, with their package offerings.

AutoID (Automatic Identification) is a term that encompasses a wide range of technologies that allow items to be automatically identified, including Bar Code, RFID Tagging, Magnetic Stripe, Biometrics, etc.

The main benefits of AutoID are:

•	Reducing human error by eliminating manual look-up and entry

•	Significant reductions in personnel training

•	Increased speed reduces labor costs

•	Improved security, as it can be difficult to forge or fool.

The key benefits to the ASV of OEMing CYBRA's Auto-Id Magic family of products are:

•
Increased Revenues— ASV's can generate an additional source of revenue through sales of CYBRA's Auto-Id Magic family of products to future customers as well as to their installed base. With MarkMagic integrated into their application, their customers can quickly create new labels and change existing labels with ease, including RFID “smart” labels. With CYBRA's forms component, they can eliminate many, or all, of the preprinted forms currently required by their application. These net savings give ASV customers a compelling reason to upgrade their ASV product. Utilizing EdgeMagic, ASV's can help their customers with the essential need to comply with trading partner mandates, as well as developing tracking of their own assets, with ease and at a reasonable price compared to other alternatives.

•
Cost Avoidance— ASV's can greatly reduce, or eliminate, their staff costs for ongoing source code maintenance and customer support all Auto-Id customer requirements. Their staff no longer needs to learn and maintain competence on complex RFID printer or reader command languages.

•
Competitive Advantage— ASV's can improve their competitive advantage by offering compliance labeling solutions — including the printing of RFID smart labels, and the commissioning, validating and management of RFID tags — to their customers on a wide range of RFID and bar code equipment from numerous manufacturers. ASV's can avail themselves of a source for all RFID needs — middleware, training, services, equipment, supplies, maintenance and support — without having to develop their own expertise.

The Evolution of AutoID: From Bar Code To RFID

This section will introduce you to two key AutoID technologies — Bar Coding and RFID — briefly explaining what they are about, how businesses benefit from their use, how bar coding evolved to RFID and what role CYBRA plays in these vital areas.

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

Comply or Die

In the late eighties, manufacturers and distributors had no choice but to add bar code technology to their operations. These companies had to “comply” and integrate bar code technology because their customers had installed scanning systems to read bar code labels to cut data entry and handling costs and demanded that they either bar code or lose the business to a competitor.

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

Compliance specifications are complex and constantly changing, often without notice to the supplier. If any portion of the label is defective, out of date, or “out of spec” - the customer is liable for hefty fines called chargebacks. Typical fines include:

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

This is where CYBRA's MarkMagic comes in.

Thousands of CYBRA customers reduce their chargeback burden daily by relying on MarkMagic to handle their compliance labeling.

Manhattan Associates, a $335 million supply chain solution company, is a CYBRA ASV Partner that has built its business on this premise. Manhattan guarantees 100% compliance with the top 100 U.S. and global retailers' guidelines for shipping and content labels. This is accomplished by integrating CYBRA's MarkMagic bar code label software into Manhattan's Warehouse Management and Transportation Execution software packages.

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

Another 2D bar code family includes “matrix” codes, such as the UPS MaxiCode. Because 2D bar codes are able to encode entire packing lists or shipping label addresses, these bar codes are now specified by a number of carriers for their labels. Compliance with FedEx Ground and UPS is the biggest reason the use of these bar code types is growing. MarkMagic  has helped customers print 2D bar codes since 1994. In addition, MarkMagic makes it possible for customers in certain industries, such as those that ship directly to the consumer, to produce shipping documents containing both a pick ticket and a FedEx Ground or UPS carrier label with a 2D bar code.

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

RFID technology was first used during World War II as an aircraft identification system, and businesses have used RFID technology on a limited basis for years. Drivers in the New York area are familiar with the E—ZPass system for paying tolls, which uses RFID technology.

Recent technical breakthroughs have made RFID well-suited for retail, distribution, and consumer packaged goods manufacturing. Major retailers such as Wal-Mart, Target, and Metro Group Germany have mandated the tagging of items coming into their businesses. The U. S. Department of Defense is requiring RFID tagged shipments to solve such problems as tracking munitions. The Food and Drug Administration is mandating the use of RFID to match drug doses to patients in order to save thousands of lives a year by significantly reducing human errors in drug dispensing.

Currently retailers' RFID mandates affect only the largest suppliers (the top 500 Wal-Mart vendors, for example). In the years ahead, however, the RFID compliance mandates will impact all suppliers regardless of size. The supply chain standards groups have adopted a new RFID standard, the EPC (Electronic Product Code), to supplement the simple UPC bar code.

The UPC bar code identifies the manufacturer and the product. Like a UPC bar code, the EPC also identifies the manufacturer and product. The EPC, however, identifies each item in the supply chain with its own serial number.

Unlike bar coding, where scanning of data one by one can be integrated into an organization’s existing infrastructure in a relatively straightforward manner, reading and managing RFID tags is a far more complex process. It requires a class of software referred to as RFID management software.

RFID management software, also referred to as RFID Edge Middleware, enables the rapid development and deployment of RFID systems. The software absorbs differences in various RFID tags from multiple suppliers and integrates that data, making it possible to build flexible and scalable RFID solutions. The middleware also includes tools to monitor and maintain RFID systems.

Middleware needs to filter non-essential RFID data as close to the source as possible. It is invisible to applications and does not overwhelm the existing system. The transition from deployments to networks capable of handling this increased load requires a solution that is scalable as the deployment grows.

CYBRA’s EdgeMagic RFID middleware is designed to provide System i based RFID management capabilities with maximum scalability and minimum customization.  EdgeMagic provides a fully integrated RFID management system to manage readers and edge devices, commission and read RFID tags, and interface to the major ERP and Warehouse Management packages.

THE MARKET

Wal-Mart, along with the U.S. Department of Defense and the FDA, kick started the entire RFID industry in 2003 when they announced plans for revolutionizing the supply chain with RFID technology. RFID would enable a more visible and effective supply chain and better tracking of corporate assets. Other benefits included lower labor cost, reduced product theft, elimination of counterfeiting and reduced stock outages. According to recent figures released by the National Retail Foundation, out of stock alone is a $92 billion annual problem.

Five years after proponents began insisting that radio frequency identification would dramatically change the way companies track goods in the supply chain, it remains a niche technology held back by the difficulties its pioneers have had pulling in a critical mass of partners. Just 600, or about 3%, of Wal-Mart’s suppliers have started using RFID since the retailer announced its famous supply chain "mandate". In the past two years, Wal-Mart has expanded its RFID use from 100 to 1,000 stores. The FDA has backed off of its initial mandates.

Although, use of RFID technology across a broad range of products in a supply chain has not been universally adopted, many businesses are employing RFID to focus on solving a specific business problem, particularly when it can be done as a "closed loop"—, i.e., without help from multiple partners. A majority of RFID projects to date have been closed loop.

RFID Business Forecasts

A number of market research companies cover the RFID marketplace as a whole, and are often quoted as sources for market performance and projections. Among the leading analysts in this space are: ABI Research of Oyster Bay, NY, Gartner Research of Stamford, CT, ID TechEx, of Cambridge, United Kingdom, and Robert W. Baird & Company of Milwaukee, WI.

ABI Research director Michael Liard, in a March, 2008 report, observed that the increase in available RFID technology and applications is moving the market beyond "traditional closed-loop application environments" to "hot-right-now" asset management and open-loop supply chain applications. Many organizations are considering RFID as a means of business process improvement, notes ABI. The next stage of mainstream use will be in the supply chain. Tracking pharmaceuticals through the supply/distribution chain in the United States could be a "killer app" for RFID.

According to Gartner Research, the RFID market is heading into its “second wave of adoption.” Businesses are moving away from their initial pilot programs and are entering what Gartner is calling the “exploration phase.”

IDTechEx, in its February 2008 analysis of the RFID market, states:

In 2008 the value of the entire RFID market will be $5.29 billion, up from $4.93 billion in 2007. This includes tags, readers and software/services for RFID cards, labels, fobs and all other form factors. The majority of this value is due to large national RFID schemes for transportation and national ID, incorporating contactless (RFID) cards. For example, China has almost completed issuing each citizen with a national ID RFID card. The tagging of pallets and cases as demanded by retailers (mostly in the US) will use approximately 325 million RFID labels in 2008, but we see strong take off in retail outside mandates, such as from Marks & Spencer who have used well over 100 million RFID tags to date. The tagging of animals (such as pigs and sheep) is quickly taking off as it becomes a legal requirement in many more territories, with 90 million tags being used for this sector in 2008. This is happening in regions such as China and Australasia. In total, 2.16 billion tags will be sold in 2008 versus 1.74 billion in 2007 and 1.02 billion in 2006.

By 2018, the market value will be over five times the size of the market compared to 2008, but the number of tags supplied will be over 300 times that of 2008, driven by the development of lower cost tags and installed infrastructure which will enable high volumes of articles to be tagged.

Total RFID Market Projections in billions of dollars 2008, 2013, 2018

Global RFID Activity by Country

With 70% of consumer goods expected to ultimately originate in China, the Chinese government is strongly driving use of RFID technology. The Korean government is subsidizing RFID usage, for similar reasons.

Current RFID Market Trends

Sam's Club Suppliers Face RFID Fines from Wal-Mart

Readers Retailer Sam's Club sent some suppliers a letter dated January 7, 2008, requiring EPC RFID tags be applied to distribution center shipments by January 31, 2008. The letter outlines fines ranging from $2 to $3 for each non-tagged pallet. This is believed to be the first time Wal-Mart, which owns and operate Sam's Club, has announced specific penalties for suppliers who do not follow RFID tagging guidelines. The January 31 deadline applies to companies who supply a distribution center in DeSoto, Texas. Tagging requirements will extend to other distribution centers throughout the year. The fees for non-tagging generally start at $2 and escalate based on how long the supplier is out of compliance, capping at $3. Tagging requirements depend on how products are packaged and which distribution centers are supplied. Suppliers who ship pallets loaded with a single product reportedly can apply tags at the pallet level, while mixed-pallet suppliers must tag individual cases. The Sam’s Club mandate is expected to spread to the item level by October 2010.

Pharmaceutical use of RFID advancing

Substituting for lack of leadership on the part of the FDA, more than a dozen state governments, led by California, with legislation under consideration in many others states, are driving RFID pharmaceutical tracking mandates which will be effective as soon as January, 2011.

RFID in the Automobile Industry

In March 2008, Ford Motor Co. announced an extensive adoption of RFID, embedding the technology in its pickup trucks and vans to tag and track tools, construction equipment and materials. This is one of the more imaginative uses of RFID closed loop technology, with much more to come.

COMPETITION — MarkMagic

CYBRA Corporation's MarkMagic product family faces competition for each of its feature sets, but it is our belief that no single product, on any platform, offers the wide range of output device and document support that MarkMagic brings to the marketplace.

MarkMagic's advantage is that besides addressing the key requirements of thermal bar code label and RFID printing, it alone provides virtually all other printing needs that customers may demand. Only MarkMagic  supports all the following printer devices and document types:

•	Thermal bar code tags

•	Thermal care labels

•	RFID smart labels

•	Laser printed bar code documents

•	Ink jet printed documents

•	Plastic ID cards with magnetic stripe encoding

In our current market, which can be defined as IBM System i users of bar code and RFID labeling, CYBRA faces one major competitor, T.L. Ashford, Covington, Kentucky, a private company of similar size to CYBRA. The competitor entered the bar code labeling software arena a few years before we did. To the best of our knowledge the competitor has a larger base of System i bar code labeling customers than we have. The competitor's base price is lower than ours, but additional features can level out the price difference. To the best of our knowledge, the competitor sells software only, and does not offer bar code and RFID equipment, supplies or services.

We expect to move beyond the IBM System i platform by mid-2008, at which time we anticipate a number of additional competitors. We believe that many of these competitors are well financed and have large customer installed bases. We expect CYBRA's appeal will be based on our multiple platform support, multiple document type support and our experience and track record in integrating with business software packages.

In the RFID market we anticipate that we will face many competitors as the market grows. Many of these will be large companies, both public and private. There are currently no clearly dominant companies in the RFID space. We anticipate that CYBRA's appeal will be based on our multiple platform support and our experience and track record in providing solutions for developers of business software packages.

COMPETITION — EdgeMagic

CYBRA's EdgeMagic product faces well financed competition for each of its feature sets, but no single product offers the integrated solution that EdgeMagic brings to the System i platform.

EdgeMagic’s competitive advantage is that the functions of RFID tag reading and device control it provides are native to the System i platform. No PC's or additional servers are required. The EdgeMagic solution significantly reduces the systems’ integration effort required to install competing solutions.

Competing Windows, Linux, or Unix-based solutions may have more functions, but each installation in a System i environment requires custom programming to match up System i files and programs with RFID data.

EdgeMagic alone provides a tightly integrated solution that has the functions System i customers require, yet offers the flexibility for System i customers to implement advanced RFID applications without costly custom programming.

Included certified EPC-compliant label templates, pre-configured interfaces to leading ERP and WMS packages, and modular device control allows System i customers to roll out both open loop and closed loop industrial strength RFID solutions in far less time than with competing solutions.

High-end competitors (selling a suit of products to a specific industry):

BEA Weblogic RFID Platform Edge Server

OAT Systems OAT Foundation Suite

IBM Websphere RFID Premises

Manhattan Associates EPC Manager

Seeburger RFID Workbench

Sybase iAnywhere

Low end (selling stand-alone tools that are not industry-specific):

EPCSolutions Tag Manager

PARTNERSHIPS

CYBRA has established partnerships with key bar code and RFID companies. CYBRA partners fall into one or more of the following categories:

•	OEM ASV (Application Software Vendor) partners who have integrated MarkMagic into their application software products that also sell through VARs and Systems Integrators.

•	Technology Partners with whom CYBRA works closely to support their printing technologies or computing platforms. CYBRA has relationships with their VAR channels.

•
Channel Partners whose products CYBRA resells to provide a single source for a customer's entire bar code label and RFID needs. The table below contains a list of our key partners, the type of relationship(s) and the product(s) involved:

Company	ASV	Technology	Channel	Product
Apparel Business	√			MarkMagic Labels Development
Manhattan Assoc.	√			MarkMagic Labels Runtime
Network Systems	√			MarkMagic Labels Development
SSA Global	√			MarkMagic Labels Runtime
Vormittag Assoc.	√			MarkMagic Enterprise Development
Wynne Systems	√			MarkMagic Labels Development
Avery Dennison		√	√	Printers, Supplies, and RFID Encoders and Care Label Printers and Supplies
Datamax		√	√	Printers, Supplies, and RFID Encoders
HP		√	√	HP PCL laser printers
IBM		√	√	Printers, Supplies, and RFID Encoders, System servers
Intermec		√	√	Printers, Supplies, and RFID Encoders
Printronix		√	√	Printers, Supplies, and RFID Encoders
SATO		√	√	Printers, Supplies, and RFID Encoders
Symbol Technologies		√	√	RFID Readers, Mobile Computers, Wireless Networks and Bar Code Scanners
Teklogix		√	√	RFID Readers, Mobile Computers, Wireless Networks
Zebra		√	√	Label and Plastic Card Printers, Supplies, and RFID Encoders

Company	ASV	Technology	Channel	Product
Hand Held			√	Bar code scanners and imagers
IIMAK			√	Thermal Ribbons
Microscan			√	Fixed bar code scanners
PSC			√	Bar code scanners and imagers

CYBRA's key distributors and resellers are Manhattan Associates, Inc., Vormittag Associates, Inc., Apparel Business Systems, LLC and Solzon Corporation.

On October 20, 1998, the Company signed a five-year Software License, Sublicensing and Distribution Commitment Agreement (the “License Agreement”) with Manhattan Associates, Inc. (“MAI”). The License Agreement automatically renews on a year-to-year basis unless cancelled by either party 30 days prior to each renewal date. Pursuant to the License Agreement, the Company granted to MAI a worldwide non-exclusive license to market and sell its MarkMagic software and related products. MAI pays to the Company a per copy license fee for copies of MarkMagic licensed by MAI or its distributors to end user customers. MAI agrees to provide support to its customers and CYBRA agrees to provide back-up support to MAI. The License Agreement contains other standard provisions such as a source code escrow, copyright indemnification and limitation of warranties.

Effective April 20, 2007, the Company entered into a two year OEM Software Licensing Agreement with Vormittag Associates, Inc. (“VAI”) (the “Agreement”). Pursuant to this Agreement the reseller is granted marketing rights to the MarkMagic and EdgeMagic suite of software products and ancillary products in the United States and Canada. Thus VAI became the first OEM reseller for EdgeMagic. The Agreement provides for set commissions on sale of products based upon the then current list price. The Agreement contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller's provisions governing selling methods, and related standard provisions. The Agreement automatically renews for additional one-year periods unless either party notifies the other of its intentions to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the Agreement by notifying the other party of its intent to do so three months in advance without cause.

Effective October 23, 2006, the Company entered into a two-year Domestic Reseller Agreement with Apparel Business Systems, Inc. (“ABS”) (the “Reseller Agreement”). Pursuant to this Reseller Agreement ABS is granted marketing rights to the MarkMagic suite of software products and ancillary products in the United States and Canada. The Reseller Agreement provides for set commissions on sale of products based upon the then current list price. The Reseller Agreement contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller's provisions governing selling methods, and related standard provisions. The Reseller Agreement automatically renews for additional one-year periods unless either party notifies the other of its intentions to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the Reseller Agreement by notifying the other party of its intent to do so three months in advance without cause.

Effective August 27, 2007, CYBRA entered into three agreements with Solzon Corporation, Nashua, New Hampshire: (1) a Technology License Agreement; (2) Contractor Agreement for System Integration and Consulting Services; and (3) a Reseller Agreement (the “Agreements”). Pursuant to these Agreements, Solzon has assigned to CYBRA a perpetual world-wide license to utilize Solzon’s RFID for iSeries Product and Solzon has agreed to provide support of the installation and configuration of CYBRA’s EdgeMagic Application Software at certain of CYBRA’s customer facilities. Pursuant to these Agreements, Solzon will abandon future development of Solzon’s products and for so long as Solzon is a reseller of CYBRA’s products, and for a period of two years thereafter, Solzon will cease all sales and marketing of its products to any third party. Solzon will be available to answer customers’ RFID and associated questions regarding application and customer needs. In addition, the parties entered in a two-year “Premier Reseller Software Licensing Agreement” (the “PRSLA”), pursuant to which Solzon will market and sell CYBRA’s suite of software products anywhere in the world. The PRSLA provides for set commissions on sale of products based upon the then current list price. The PRSLA contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller's provisions governing selling methods, and related standard provisions. The PRSLA automatically renews for additional one-year periods unless either party notifies the other of its intentions to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the PRSLA by notifying the other party of its intent to do so three months in advance without cause. For so long as Solzon acts as a reseller of CYBRA’s products, and for a period of two years thereafter, Solzon has agreed not to compete with CYBRA’s business.

Research and Development

In fiscal year 2006, CYBRA Corporation spent $396,399 on Research and Development activities and in fiscal year 2007, the Company spent $839,879 on Research and Development activities. All costs were borne directly by CYBRA. No customers paid for these activities.

Employees

As of March 1, 2008, the Company employed eighteen full time employees. In addition, the Company retains the services of consultants and other third-parties on an as-needed basis.

Stock Option Plan

The Company adopted an Incentive Stock Plan on April 30, 2006 and has reserved 5,000,000 shares of its Common Stock for issuance thereunder.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

In fiscal year 2006, we had a net loss of $495,662 and in fiscal year 2007, we had a net loss of $1,410,352.
Because of these losses, we will require additional capital to develop our business operations. We intend to raise additional capital through private placements, public offerings, bank financings and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break-even or profitable level of operations. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR COMMON STOCK.

There is currently no public market for our common stock. We cannot predict whether and the extent to which an active market for our common stock will develop or be sustained, or how the development of such a market might affect the market price for our common stock. The market price for our common stock may fall below the prices at which we sold it in private placements, and purchasers of our common stock may not be able to sell their shares at or above the prices paid for them.

WE HAVE HAD LIMITED REVENUES THUS FAR.

To date, we have had limited revenues. We had revenues of $1,705,742 and $1,558,288 in fiscal years 2007 and 2006, respectively. In fiscal year 2006, we had a net loss of $495,662 and in fiscal year 2007, we had a net loss of $1,410,352. Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will become profitable.

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

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS AND RATE OF GROWTH AND MAY NOT BE PROFITABLE IN THE FUTURE.

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

•	our ability to retain and increase revenues associated with customers and satisfy customers' demands;

•	our ability to be profitable in the future;

•	our investments in longer-term growth opportunities;

•	our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

•	changes to offerings and pricing by us or our competitors;

•	fluctuations in the size of our customer base, including fluctuations caused by marketing efforts and competitors' marketing and pricing strategies;

•	the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

•	technical difficulties, system downtime or interruptions;

•	the effects of litigation and the timing of resolutions of disputes;

•	the amount and timing of operating costs and capital expenditures;

•	changes in governmental regulation and taxation policies;

•	events, such as a sustained decline in our stock price, that cause us to conclude that goodwill or other long-term assets are impaired and for which a significant charge to earnings is required; and

•	changes in, or the effect of, accounting rules, on our operating results, including new rules regarding stock-based compensation.

THE MARKET FOR RFID SERVICES MAY NOT DEVELOP AS ANTICIPATED, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY.

The success of our RFID offerings depends on growth in the number of RFID users, which in turn depends on wider public acceptance of RFID software solutions. The RFID market is in its early stages and may not develop as rapidly as is expected. Potential new users may view RFID as unattractive relative to traditional bar code products for a number of reasons, including implementation, procurement, integration and supply costs, greater technical complexity, immature technology, consumer privacy concerns, or the perception that the performance advantage for RFID is insufficient to justify the increased costs. There is no assurance that RFID will ever achieve broad user acceptance.

WE MAY NOT SUCCESSFULLY ENHANCE EXISTING OR DEVELOP NEW PRODUCTS AND SERVICES IN A COST-EFFECTIVE MANNER TO MEET CUSTOMER DEMAND IN THE EVOLVING MARKET FOR RFID SOFTWARE SERVICES.

The market for bar code and RFID software solutions is characterized by evolving technology and industry standards, changes in customer needs and frequent new product introductions. We are currently focused on enhancing our RFID encoding capabilities through an improved user interface, wider printer type coverage, and supporting other computing platforms beyond the System i. In addition to improving our software for encoding RFID, we are also focused on the development of RFID “edge” technology for the acquisition and management of RFID data, as well as RFID system integration capabilities. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

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

Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

•	System i Label Software

•	System i Forms Software

•	Unix/Linux/Windows Label Software

•	Unix/Linux/Windows Forms Software

•	Unix/Linux/Windows RFID Edge Software

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

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES.

The industry in which we compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require us to continue to develop and implement new products and services, anticipate changing customer demands and respond to emerging industry standards and technological changes. We intend to evaluate these developments and others that may allow us to improve service to our customers. However, no assurance can be given that we will be able to keep pace with rapidly changing customer demands, technological trends and evolving industry standards. The failure to keep up with such changes is likely to have a material adverse effect on our business, long-term growth prospects and results of operations.

WE ARE DEPENDENT ON STRATEGIC RELATIONSHIPS.

Our business, in part, is dependent upon current relationships and those we intend to develop with suppliers, distributors and resellers in various markets and other third parties. The failure to develop or maintain these relationships could result in a material adverse effect on our financial condition and results of operations. CYBRA's key distributors and resellers are Manhattan Associates, Apparel Business Systems, Vormittag Associates and Solzon Corporation.

RELIANCE UPON THIRD-PARTY SUPPLIERS FOR COMPONENTS MAY PLACE US AT RISK OF INTERRUPTION OF SUPPLY OR INCREASE IN COSTS.

We rely on third-party suppliers for certain hardware and software necessary for our services and we do not have any long-term supply agreements. Although we believe we can secure other suppliers, we expect that the deterioration or cessation of any relationship would have a material adverse effect, at least temporarily, until the new relationships are satisfactorily in place. CYBRA's primary suppliers are: Avery Dennison (bar code and RFID printers and printing supplies), Psion Teklogix (bar scanners and wireless equipment), ScanSource (wholesale distributors), Blue Star (wholesale distributors), Nimax (wholesale distributors). Adverse affects could limit our ability to fill customer orders for bar code and RFID hardware and supplies, resulting in potential loss of revenues and loss of goodwill. Replacing any one supplier could take weeks.

ONGOING SUCCESS AND OUR ABILITY TO COMPETE DEPEND UPON HIRING AND RETENTION OF KEY PERSONNEL.

Success will be dependent to a significant degree upon the involvement of current management, especially Harold Brand, our President. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business plan. In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons is intense and there are no assurances that these individuals will be available. Such problems might be expected to have a material adverse impact on our financial condition, results of current operations and future business prospects.

WE ARE SUBJECT TO CONTROL BY OFFICERS AND MANAGEMENT AND THERE COULD BE CONFLICTS OF INTEREST WITH MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Management of CYBRA currently beneficially owns approximately 70% of the voting shares of CYBRA Corporation. As a result, management possesses meaningful influence and control over the Company, and may be able to control and direct the Company's affairs, including the election of directors and approval of significant corporate transactions for the foreseeable future.

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

DIRECTOR AND OFFICER LIABILITY IS LIMITED.

As permitted by New York law, the certificate of incorporation of CYBRA limits the personal liability of directors to the fullest extent permitted by the provisions of New York Business Corporation Law. As a result of our charter provision and New York law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

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

THE EXISTENCE OF OUTSTANDING WARRANTS AND SHARES AVAILABLE UNDER OUR INCENTIVE STOCK PLAN MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO YOUR INTERESTS.

We have outstanding 9,690,000 warrants to purchase an aggregate of 9,690,000 shares of Common Stock. Each of the Class A and Class B Warrants is exercisable for up to five years from date of issue at an exercise price of $.75 per share (Class A Warrants) and $1.75 per share (Class B Warrants). The holder of a warrant may not exercise a warrant, if, after giving effect to such issuance after exercise, such holder would beneficially own more than 4.99% of the Company's outstanding shares.

We also have 5 million shares of common stock available for the grant of stock options and other grants of equity-based compensation under our 2006 Incentive Stock Plan.

The warrants contain standard anti-dilution provisions in the event of stock divided, splits or other dilutive transactions. While these warrants are outstanding and shares are available for option grants and other stock-based awards, our ability to obtain future financing may be harmed. Upon exercise of these warrants or options or grants of other equity-based awards, dilution to your ownership interests will occur as the number of shares of Common Stock outstanding increases.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF THE COMPANY'S SECURITIES.

If the Common Stock begins trading, we will likely be subject to rules pertaining to “penny stocks”. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. It is unlikely our shares will have a market price of or greater than $5.00 per share. As a result, the Company's Common Stock will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of the Company's Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

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

The Company's management is aware of the abuses that have occurred historically in the penny stock market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its administrative and R&D offices in approximately 3,400 square feet of space located at One Executive Blvd., Yonkers, NY 10701. The Company has leased this space for a period of 15 years, beginning January 1993. Monthly rent is currently $6,188, plus an additional $376 for storage space in basement. Next year's and subsequent years' monthly rent is $6,438. Monthly rent includes electricity.

CYBRA also leases approximately 1,100 square feet in West Seneca (Buffalo), NY for sales and customer support. The Company is leasing this space for a period of 3 years, beginning June 1, 2005. Monthly rent is $890 for the duration of the lease. Electricity is billed directly from the utility company. The Company has one option to renew the lease for an additional three-year period for $908 monthly.

ITEM 3. LEGAL PROCEEDINGS

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzliya, Israel, by Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products (Case No. 8443/06). Raz-Lee sought $50,000 in damages plus interest, court costs and attorney’s fees.  The action against the Company’s CEO was dismissed and an appeal of the dismissal is pending. The Company has counter-claimed against Raz-Lee for failure to report sales and royalties and seeks an accounting, with damages estimated at $50,000. Each of the parties has asked the court to order a deposit of security for costs. The parties are currently completing pre-trial procedures. Trial of the case is scheduled for June 4, 2008.  At a pre-trial conference, the court suggested that the Company pay Raz-Lee $25,000 in settlement of the claim and counter-claim. This suggestion was rejected by both parties. The Company intends to vigorously defend the claim and prosecute the counter-claim. The Company is not a party to any other pending or threatened legal proceedings. .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 1, 2008, there were sixty record owners of our Common Stock and twenty-five (25) owners of convertible debentures, which are not listed on any national securities exchange or the Nasdaq Stock Market. To date, neither we, nor anyone acting on our behalf, has taken any affirmative steps to retain or encourage any broker-dealer to act as a market maker for our Common Stock. Further, we have not entered into any discussions, or understandings, preliminary or otherwise, through our management or through anyone acting on our behalf and any market maker concerning the participation of a market maker in the future trading market, if any, for our Common Stock.

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

Management intends to seek a long-term business plan that will allow our securities to be traded without the aforesaid the "penny stock" limitations. However, we cannot predict whether our securities will be exempt from the Commission’s penny stock regulations for listing on Nasdaq or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. If our securities fail to qualify for the exemption or fail to qualify or meet the relevant maintenance criteria after qualification in the future, this may result in the discontinuance of the inclusion of our securities on a national exchange. However, trading, if any, in our securities may then continue in the non-Nasdaq over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

Holders of Common Stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and do not have any current plans to pay any dividends.

Recent Sales of Unregistered Securities

During the fourth quarter of the Company sold 426,666.66 Units, each Unit consisting of one share of the Company’s Common Stock, and one Class A and one Class B warrant to purchase one share of the Company’s Common Stock. Each Class A warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of the Common Stock equal to one-half of the Units purchased by the buyer for $0.75 per share. Each Class B warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of Common Stock equal to the Units purchased by the Buyer for $1.75 per share.

The securities were issued in the following transactions:

Shares of Stock	Class A Warrants	Class B Warrants	Consideration	Date of Purchase
133,333.33	66,666.67	133,333.33	$100,000.00	10/1/2007
66,666.67	33,333.33	66,666.67	$50,000.00	10/5/2007
66,666.67	33,333.33	66,666.67	$50,000.00	10/12/2007
93,333.33	46,666.67	93,333.33	$70,000.00	11/21/2007
66,666.66	33,333.33	66,666.66	$50,000.00	12/31/2007

The issuance of above shares of Common Stock and warrants was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder, and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act, who acquired their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of the Company’s shares

Securities Authorized For Issuance under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$0.75	4,821,046
Equity compensation plans not approved by security holders	—	—	—
Total	100,000	$0.75	4,821,046

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This report on Form 10-K contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006
The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2007, compared with the year ended December 31,2006.

	Year Ended December 31,
	2007		2006		Change $		Change %

Revenues		$1,705,742		$1,558,288		$147,454	9%

Direct Costs	$		$		$
Hardware and Supplies		614,183		443,950		170,233	38%
Royalties & Consulting		98,724		39,508		59,216	150%

Total Direct Costs		$712,907		$483,458		$229,449	47%
% of total revenues		42%		31%

Gross profit		$992,835		$1,074,830		$(81,995)	-8%
% of total revenues		58%		69%

Software development costs		$521,546		$396,399		$125,147	32%
% of total revenues		31%		25%

Sales and marketing expenses		$460,337		$429,806		$30,531	7%
% of total revenues		27%		28%

General and administrative expenses		$1,457,629		$934,006		$523,623	56%
% of total revenues		85%		60%

Interest expense		$610,219		$372,891		$237,328	64%
% of total revenues		36%		24%

Other Income (Expenses)		26,648		118,496		(91,848)	-78%
% of total revenues		2%		8%

(Loss) Income Before Taxes		(2,030,248)		(939,776)		(1,090,472)	116%

Provision (benefit) for income taxes		$(619,896)		$(444,114)		$(175,782)	40%
Effective tax rate		31%		47%

Net loss		$(1,410,352)		$(495,662)		$(914,690)	185%
% of total revenues		-83%		-32%

Revenues

The increase in revenues in for the year ended December 31, 2007, as compared to the same period in 2006, is primarily due to current customers purchasing additional hardware and supplies to meet expanding business demands. We expect that our revenues will increase in 2008, due to sales of our new product, EdgeMagic.

Direct Costs

The costs for hardware and supplies in the year ended December 31, 2007 were higher, as compared to the same period in 2006, due to an increase in low margin hardware and supplies sales for the year ended December 31, 2007, as compared to the same period in 2006.

The Company had an increase in consulting costs for the year ended December 31, 2007, as compared to the same period in 2006, due to an increase in the use of consultants for sales and marketing activities, replacing the use of an outside advertising agency, as well as an increase of maintenance on existing software already sold to customers through use of programming consultants. In 2008, this category should return to 2006 levels, as we have moved the marketing expense in house where the expense will appear as part of salaries.

Gross Margins

Gross Margins decreased in 2007 due to the increased cost to develop our new product, EdgeMagic, as well as our increased sales in hardware, which is sold at a lower gross margin.

We expect that our gross margins will increase in 2008 due to the sales of our new product, EdgeMagic, and the related relatively higher margin hardware and RFID supplies to be sold with that new product.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and to upgrade and enhance the Company’s current products, and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. During the two-year period ended December 31, 2007, the software development costs that were capitalized between technological feasibility and general release for our EdgeMagic product was $318,333.

Software development expenses increased for the year ended December 31, 2007, as compared to the same period in 2006, primarily due to an increase in the use of outside consultants for developing our new EdgeMagic product. Software development expenses increased as a percentage of revenue due to the research and development costs incurred to develop EdgeMagic for the year ended December 31, 2007, as compared to the same period in 2006. We expect that our future software development costs will increase in 2008 and will be expensed as our EdgeMagic software product is now available, as of February 2008, for general release and all costs after this point in time, in accordance with SFAS No. 86, are expected to be expensed in 2008.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The increase for the year ended December 31, 2007, as compared to the same period in 2006, is primarily due to increased salaries. Sales and marketing expenses decreased as a percentage of revenue due to the increase in revenues for the year ended December 31, 2007, as compared to the same period in 2006. In 2008 we have hired 3 additional field sales people to market and sell EdgeMagic. This and other activities to market EdgeMagic will increase our sales and marketing costs in 2008.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased for the year ended December 31, 2007, as compared to the same period in 2006, due to a significant increase in research and development activity utilizing both outside consultants and inside staff. The objective of these increased activities was for the development of CYBRA’s new strategic product, EdgeMagic. In addition, there were significant increases in legal and accounting fees associated with our status as a public company. The overall rate of increase for general and administrative expense expected was 56%. Major increases are as follows: legal and accounting increased $149,000, advertising increased $96,000, finders’ fees increased $110,000, and travel increased $20,800. There was also stock-based compensation expense of $163,349 in 2007. We anticipate our general and administrative expense to increase in 2008 to generate revenues from our new Edge Magic product.

Interest Expense

The increase in interest expense is due to the 8% convertible debentures being outstanding for the full year in 2007 and outstanding only since April 10, 2006 in the 2006 fiscal year.

Other Income, Net

Other income decreased for the year ended December 31, 2007, as compared to the same period in 2006. The decrease is due primarily to a decrease in interest income and the change in accounting for the gain and loss on the 8% convertible debenture derivatives, which the gain was approximately $178,000 in 2006. This gain was offset by the reduction in the expense recorded in 2006 for the liquidated damages recorded for the late registration with the SEC of the shares issuable on conversion of the 8% convertible debentures, totaling $110,000 in 2006.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets.

The Company recorded a (benefit) for income taxes of $(619,896) and $(444,114) for years ended December 31, 2007 and 2006, respectively. The effective income tax rates were 31% and 47% for the years ended December 31, 2007and 2006, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income and benefits from the increase in the valuation allowance against U.S. deferred tax assets for the year ended December 31, 2007. The increase in the tax benefit is due to the increase in our net operating loss carryforward generated in 2007.

Although the Company has presently determined that a valuation allowance is not required with respect to the U.S. federal deferred tax asset, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company’s assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense and could have a significant impact on the Company’s earnings in future periods.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the year ended December 31, 2007:

	2007	2006	Change $	Change %
Cash and cash equivalents	$787,156	$1,263,370	(476,214)	-38%
Working capital (deficit) surplus	$(31,659)	$118,148	(149,807)	-127%
Net cash (used in) operating activities	$(1,009,648)	$(554,287)	(455,360)	82%
Net cash (used in) investing activities	$(332,608)	$(24,576)	(308,032)	1253%
Net cash provided by financing activities	$1,147,522	$1,831,374	(683,852)	-37%
Long-term debt, less current portion	$2,160,800	$1,918,154	242,646	13%

The increase in net cash used by operating activities was due to higher advertising expenses associated with the Company's marketing campaign. There were major increases in legal and accounting fees associated with the Company’s public status as well as increased research and development and payroll expenses in launching our new product, EdgeMagic.

As of December 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents of $787,156. The Company’s operations used $1,009,648 in cash during the year ended December 31, 2007. This increase in cash used in operating activities is due to an increase in software development costs and payroll expenses in launching our new product, EdgeMagic. In 2008, the Company has added three people to its sales and marketing department to begin the marketing of our new EdgeMagic product. The Company's cash balance at March 31, 2008 was $311,312, and the Company’s working capital deficit, excluding deferred revenue, is $57,000. The Company believes this is a relevant measurement of working capital, as deferred revenue represents an obligation to provide future services instead of a future cash outflow.

During 2007, the Company issued 116,100 shares of common stock at $0.50 per share and 1,460,000 units at $0.75 per unit. Each unit consist of one share of common stock, one Class A common stock purchase warrant exercisable at $0.75 per share, and one Class B common stock purchase warrant exercisable at $1.75 per share. The total proceeds from the sale of stock and units in 2007 was $1,153,050. In 2006 the company raised approximately $1.9 million from the sale of its stock to investors.

On March 4, 2008, the Company's decided to extend its current private placement in order to raise a total of $1,500,000 through the sale of the units described above. The Company anticipates closing this round of financing by May 2008.

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, together with 3,500,000 Class A common stock purchase warrants exercisable at $0,75 per share and 3,500,000 Class B common stock warrants exercisable at $1,75 per share. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at December 31, 2007 was $2,160,800. Interest on the Debentures is due semiannually at 8% per annum beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The Debentures mature on April 10, 2009 at which point the full principal balance (“face amount”) is due. The Debentures are convertible, at the holders’ option, into common stock of the Company at a rate of $0.50 for each share of common stock. The Company also has the option to issue shares of common stock at the rate of $0.50 per share in payment of accrued interest.

Management believes that CYBRA is in sound condition for 2008.  CYBRA continues to consistently work the plan set at the beginning of 2007 - i.e.:

•	to dedicate the 2007 year to aggressive R&D efforts to bring EdgeMagic to market - a product that holds the potential for ultimately generating significant revenue and profit
•	at the same time raising cash through an equity offering
•	and finally to build a field level sales team to begin selling EdgeMagic in 2008.

EdgeMagic was completed in time to be delivered to our first customer in February 2008.  In 2007 we raised over $1 million in additional private equity prior to completion of EdgeMagic and prior to building a sales team.  We are currently in active discussions with a number of interested qualified investors for the purpose of raising additional equity.  We anticipate raising a minimum of $1 million in additional equity by the end of the second quarter of 2008.  Moreover, we have just completed building the field sales team as planned, led by a newly appointed VP Sales and Marketing.  On the basis of the new product and the new sales team, revenues for 2008 are expected to be more than double the previous year's.  We believe that the combination of higher revenues coupled with additional equity funding should ensure CYBRA's viability as a going concern for the next twelve months.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,

The financial statements and notes thereto are set forth immediately after the signature page in this Annual Report on Form 10-K. Set forth below is the table of contents for the aforementioned financial statements and notes thereto.

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY	F-4

STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-16

Item 9. CHANGES IN AND DISGAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The same individual acts as our Chief Executive Officer and our Principal Accounting and Financial Officer (the “Certifying Officer”). He is responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officer, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officer has also concluded, based on his evaluation of our internal controls over financial reporting, that as of December 31, 2007, due to insufficient resources in the accounting function to establish the proper segregation of duties, our internal controls over financial reporting were not effective and did not provide a reasonable assurance of achieving their objective. The Certifying Officer believes that such material weakness in the Company’s control over financial reporting will be rectified in the first half of 2008 with the hiring of a part-time controller to assist in the monthly accounting functions.  Management believes that the indicated control deficiencies do not affect the Company's financial strength or business prospects.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

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

Name	Age	Present Position and Offices	Term of Office

Harold Brand	57	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	Since 1986

Jonathan Wiener	48	Vice President Sales and Marketing	Since 2008

Sheldon Reich	50	Vice President Solutions and Director	Since 1990

Chuck Roskow	36	Vice President of Operations	Since 2006

Robert J. Roskow	64	Executive Vice President and Director	Since 1995

Jonathan Rubin	37	Director	Since 2007

Matt Rothman	29	Director	Since 2007

Larry Goldman	50	Vice President Finance	Since 2007

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Harold Brand is a founder of CYBRA and has been its, Chairman of the Board and Interim Chief Financial Officer since 1985. He is responsible for managing the operation, monitoring its performance, and planning and overseeing R&D projects. Mr. Brand developed much of CYBRA's proprietary technology. Prior to founding CYBRA, Mr. Brand was the Vice President of Personnel Systems at Manufacturers Hanover Trust Company (currently JP Morgan Chase Bank), a New York City money center bank, where he managed a multimillion dollar annual budget and a staff of 25 professionals. A highly rated speaker at IBM technical conferences, Mr. Brand holds a Masters of Science degree in Computer Science from Rutgers University in New Brunswick, New Jersey.

Jonathan Wiener recently joined CYBRA in the newly created role of Vice President Sales and Marketing. Jonathan has more than 20 years experience in the RFID, Client Server Computing, Internet and Wireless technology fields. He has compiled a demonstrated track record of success in the design, implementation and management of multi-faceted sales initiatives. Jonathan has long standing expertise in business, marketing and sales plan development resulting in marked revenue growth and VC investment from 2006 to 2007, Mr. Wiener was a Vice President of Sales for Hi-G-Tek, Inc, responsible for design, implementation and management of global sales efforts for this US RFID startup company. From 2002 to 2006, Mr. Wiener was an Independent Sales & Marketing Consultant to a number of companies, including Cisco Systems, Firstnet Services, Ltd. Avaya, AMD, Omni Information Systems, Idesta Solutions, Ltd. Mr. Wiener holds a Bachelor of Science in Marketing from the University of Colorado.

Sheldon Reich has been Vice President of Marketing and a Director of the Company since 1989. His title was recently changed to Vice President Solutions to more accurately reflect his role in the Company. He has expertise in the creative application of Auto ID technology. In April 2004, Mr. Reich was selected by IBM to help design their infrastructure solution for enabling RFID wireless inventory systems. Prior to joining CYBRA, Mr. Reich held the position of Copy Director at Bantam Doubleday Dell publishing. He developed business-to-business marketing programs for such clients as: NYNEX, AT&T Microelectronics, and Philips Information Systems. A frequent speaker at industry conferences and user group meetings, Mr. Reich, holds a Bachelor of Arts degree in Linguistics from the State University of New York at Stony Brook.

Chuck Roskow heads CYBRA's West Seneca, New York, a suburb of Buffalo branch office and is chiefly responsible for pre-sales and post-sales support of CYBRA Corporation's software products. He joined the Company in 1994 as an Account Manager and became Customer Support Manager in 1997 to 2005, when he became Branch Manager. Acting in a sales engineering capacity, Mr. Roskow is CYBRA's OEM customers’ primary point of contact and manages the end user support effort. Previously, as a CYBRA marketing representative, Mr. Roskow tripled sales in his territory. Before joining CYBRA, he was the owner and proprietor of Just Belts, a martial art belt manufacturer, which he built from a standing start to profitability and sale to new owners in 18 months. Mr. Roskow holds a Bachelor of Science degree in Business Administration from the State University of New York College at Fredonia.

Bob Roskow joined CYBRA in 1994 in the capacity of Vice President of Sales and a Director. His participation has recently transitioned to that of a sales advisory role, along with a change in title to Executive Vice President. Bob is also founder of Profit Horizons, Inc., a sales consultancy. He brings to CYBRA more than 30 years of high technology marketing experience with the IBM Corporation. Mr. Roskow's marketing achievements with IBM were rewarded with membership in 17 100% clubs and three Golden Circles, which signified reaching the top 3% of sales professionals in the company. One of the Chief Architects of IBM's Business Partner Program, Mr. Roskow has consulted to more than 50 IBM Business Partners with annual sales ranging from $200,000 to $50 million in revenues. Bob was a New Business Executive with IBM for the four years prior to his retiring in 1992.

Jonathan Rubin is an experienced small businessperson, having run his own businesses for the past five years. Mr. Rubin is a partner in the Jefferson Title Agency which is licensed in several states. He is a seasoned real estate professional, with extensive experience in numerous areas of the real estate field, including, management, brokerage, title and finance. Mr. Rubin is active in the Lakewood, NJ, community, where he manages a free loan society, and sits on the Township Rent Control Board, the Board of Congregation Ohr Meir and other community involvement.

Matt Rothman is the owner of MorFra Designs, a wholesale jewelry company supplying retailers and catalog companies throughout the U.S. MorFra specializes in cubic zirconia silver jewelry. Prior to the formation of MorFra in 2003, Mr. Rothman was for one year, vice president - sales at Designs by FMC, Inc., a manufacturer and distributor of gold and silver jewelry, selling to large retail chains, through catalogues and various cable television channels. Mr. Rothman also serves as a consultant to Global Equities, a real estate investment company with interests in residential and commercial real estate.

Larry Goldman became a part-time consultant to the company and was given the title of Vice President of Finance of the Company on March 23, 2007. Mr. Goldman is a certified public accountant with over 20 years of auditing, consulting and technical experience as a partner in a mid-size New York City based accounting firm, working with a wide variety of companies, assisting them in streamlining their operations and increasing profitability. Prior to joining the Company, Mr. Goldman worked as the Chief Financial Officer, Treasurer and Vice President of Finance of WinWin Gaming, Inc. (OTCBB: WNWN), a multi-media developer and publisher of sports, lottery and other games. Prior to joining WinWin, in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the previous 19 years. Mr. Goldman is also an independent director and audit committee chairman of Winner Medical Group Inc. (OTCBB: WMDG.OB), a China based manufacturer of medical disposable products and surgical dressings. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace, having audited several Chinese public companies. Mr. Goldman was also Acting CFO and Treasurer of Thorium Power, Ltd., a nuclear fuel technology company (OTCBB: THPW) and is now working as a consultant with several public companies, including Thorium Power Ltd.

Matt Rothman is the son of Samuel Rothman, an investor in the Company and an investor and control person of Global Equities. Robert Roskow is Chuck Roskow's father. None of the other directors or officers is related to any other director or officer of the Company.

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

Due to the early stage nature of the business of CYBRA Corporation, it does not have an audit committee, nor has its board of directors deemed it necessary to have an audit committee financial expert. CYBRA Corporation expects to have several committees in place, including a compensation, budget and audit committee. At such time, CYBRA Corporation intends to have a member of the Board of Directors that meets the qualifications for an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the Company’s directors or executive officers has filed reports of beneficial ownership on Form 3 or reports of change in beneficial ownership as required pursuant to Section 16(a) of the Securities Act. The Company has been advised that all such reports will be filed shortly after the filing of this annual report.

Code of Ethics

Due to the early stage nature of the business of CYBRA, it does not have a Code of Ethics.

Audit Committee

Due to the early stage nature of the business of CYBRA Corporation, it does not have an audit committee, nor has its board of directors deemed it necessary to have an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by Mr. Harold Brand who is serving as the Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) for the fiscal years ended December 31, 2007 and 2006. The Company had no other executive officers whose aggregate compensation was in excess of $100,000 during the aforementioned fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Total ($)
Harold Brand Chairman and Chief Executive Officer	2007	$187,943	$187,943
	2006	$194,135	$194,135

Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with base salary set at $ 180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation and amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). In addition, Mr. Brand will be entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car.

Director Compensation

Inside directors are not compensated in their roles as directors. They are reimbursed, however, for reasonable expenses incurred on behalf of the Company. Outside Director compensation is $7,500 per year, plus expenses, for up to four regular meetings per year and an unspecified number of special meetings. For any additional in person meetings, compensation is $750 per meeting. In 2007, such compensation was not paid to any director.

Advisory Board

CYBRA Corporation's Advisory Board consists of executive officers, as well as two outside advisors. Gary L. Horning, Vice President of Marketing, Bar code and RFID Solutions Division at Paxar Corporation. Paxar is one of the leading providers of identification solutions to the retail and apparel industry worldwide. Prior to joining Paxar six years ago, Gary was Vice President of Strategic Marketing and Investor Relations, and member of the executive management team at The Santa Cruz Operation, a $200M software company located in Santa Cruz, CA. Earlier in his career, Mr. Horning spent twenty years at NCR Corporation, with a wide range of roles including: VP of Channel and Partnership Relationships for the Teradata Division, AVP of Strategic Planning and Product Line Management, Director of Product Management Processes and Education/Training, Strategic Major Accounts Sales Manager, and Product Line Manager. Gary holds MBA and BS degrees from Wright State University.

Dr. Shlomo Kalish, a CYBRA founder, is an Israel-based technology investor. In January 2007, Dr. Kalish made the 39th slot in Forbes' Midals List of top dealmakers in the world, and first among Israeli dealmakers. In 1994, Dr. Kalish founded The Jerusalem Global Group, a technology focused investment house, and in 1999 he founded Jerusalem Global Ventures, a venture capital firm managing $120M. Jerusalem Global Ventures invests in seed and early-stage communications, information technology and life sciences companies. From 1997 to 1999, Dr. Kalish served as a General Partner of Concord (K.T.) Ventures I, LP, a leading Israeli venture capital fund, where he was responsible for the investments in Oridion Medical and Oren Semiconductors. Dr. Kalish frequently appears in the media and has been featured on the cover of Upside Magazine. He has also been cited in The Wall Street Journal, Dow Jones, Business Week and other business publications. Dr. Kalish holds a Ph.D. in Operations Research from MIT, a M.Sc. from the Sloan School of Management at MIT and a B.Sc. from Tel Aviv University. From 1970 to 1975 Dr. Kalish served in the Israeli Air Force as a fighter pilot. Dr. Kalish is active on the boards of many non-profit organizations and academic institutions, including Shalom Beineinu, a charitable organization of which he is Chairman; the Board of Governors of Bar Ilan University; the Board of Governors of the Technion and The Jerusalem College of Technology. Dr. Kalish serves on the board of Saifun Semiconductors — selected by Globes, an Israeli business journal, as one of Israel's most successful startups, Valor Computerized systems, as well as a number of JGV's portfolio companies.

The Advisory Board meets twice a year, in the fall and spring. Members of the Advisory Board are not compensated but are reimbursed for travel-related expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2008: (i) each person who is known by CYBRA to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of CYBRA; and (iii) all executive officers and directors of CYBRA as a group. The address of each director and Named Executive Officer listed in the table below is c/o CYBRA Corporation, One Executive Boulevard., Yonkers, NY 10701.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)

Directors and Officers

Harold Brand	7,438,460		59.0%

Robert Roskow	536,200		4.2%

Chuck Roskow	275,900		2.2%

Sheldon Reich	943,220	(2)	7.5%

Matt Rothman	500		*

Jonathan Rubin	0		0%

All Officers and Directors as a Group (6 persons)	9,194,280	(3)	70%

Beneficial Owners of More Than 5%

Sam Rothman c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,600,833	(4)	12.3%

Sholom Chaim Babad c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,080,000	(5)	7.2%

*	Less than 1%.
(1)	Based upon 12,610,954 shares issued and outstanding as at March 31, 2008.
(2)
Includes 200,000 shares issuable to Mr. Reich’s wife upon conversion of 8% convertible Debentures, 100,000 shares issuable to his wife upon exercise of Class A warrants, and 200,000 shares issuable upon exercise of Class B warrants. Mr. Reich disclaims beneficial ownership of all such shares. Does not include shares of common stock that may be issued upon payment of accrued and unpaid interest of the 8% Convertible Debentures.

(3)
Includes 200,000 shares issuable upon conversion of 8% Convertible Debentures, 100,000 shares issuable upon exercise of class A warrants that are presently exercisable, and 200,000 shares issuable upon exercise of class B warrants that are presently exercisable. Does not include shares of common stock that may be issued upon payment of accrued.

(4)
Includes 100,000 shares issuable upon conversion of 8% Convertible Debentures, 50,000 shares issuable upon exercise of class A warrants that are presently exercisable, and 100,000 shares issuable upon exercise of class B warrants that are presently exercisable. Does not include shares of common stock that may be issued upon payment of accrued and unpaid interest of the 8% Convertible Debentures.

(5)
Includes 175,000 shares issuable upon conversion of 8% Convertible Debentures, 87,500 shares issuable upon exercise of class A warrants that are presently exercisable, and 175,000 shares issuable upon exercise of class B warrants that are presently exercisable. Does not include shares of common stock that may be issued upon payment of accrued and unpaid interest of the 8% Convertible Debentures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Two shareholders of the Company, Sholom Chaim Babad and Sam Rothman acted as finders in the private placement and were paid a 10% fee which they converted in Debentures and Warrants. They will also be entitled to receive as additional fees, 5% of any cash received by the Company upon the exercise of Warrants. In addition, Mssrs. Babad and Rothman loaned $151,000 to the Company in 2005, and an additional $19,000 in the first quarter of 2006, the proceeds of which were used to redeem Preferred Stock owned by a third party. This loan, together with interest, was repaid out of the proceeds of the Private Placement.

The Company agreed, in connection with the Private Placement, to allow the purchasers of Debentures to appoint two members to its Board of Directors. Jonathan Rubin and Matt Rothman have been chosen by the Purchasers to join the Board of Directors after the Effective Date of this Registration Statement.

The Board of The Company has confirmed, that in accordance with Nasadq rule 4200, only Messrs. Matt Rothman and Jonathan Rubin are deemed Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The financial statements for the years ended December 31, 2007 and December 31, 2006 included in this filing have been so included in reliance on the report of Bernstein & Pinchuk, LLP. Audit fees paid to Bernstein & Pinchuk, LLP for the 2007 fiscal year were $61,836. No other fees were paid to this firm by the Company or its officers and directors for any other services for the 2007 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

See “Index to Exhibits” immediately following the financial statements and notes to financial statements in this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2008

By:	/s/ Harold Brand
HAROLD BRAND
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Harold Brand	Chairman of the Board,	April 17, 2008
HAROLD BRAND	Chief Executive Officer (Principal Executive Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sheldon Reich	Director	April 17, 2008
SHELDON REICH

/s/ Robert J. Roskow	Director	April 17, 2008
ROBERT J. ROSKOW

/s/ Jonathan Rubin	Director	April 17, 2008
JONATHAN RUBIN

/s/ Matt Rothman	Director	April 17, 2008
MATT ROTHMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYBRA Corporation

We have audited the accompanying balance sheets of CYBRA Corporation (“the Company”) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk, LLP

New York, New York
March 5, 2008

CYBRA CORPORATION

BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$787,156	$1,263,370
Accounts receivable, less allowance for doubtful accounts of $5,000	352,647	274,806
Loan receivable	6,000	-
Prepaid income taxes	-	105
Deferred income taxes	104,093	46,720

Total Current Assets	1,249,896	1,585,001

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization	98,495	64,803

OTHER ASSETS	318,333	-

DEFERRED INCOME TAXES	1,156,304	593,781

DEFERRED FINANCE COSTS	414,857	579,652

SECURITY DEPOSITS AND OTHER ASSETS	11,685	11,381

	$3,249,570	$2,834,618

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$550,397	$303,688
Accrued interest	336,169	96,291
Deferred revenue	284,990	257,144
Notes payable	-	250,000
Accrued liquidated damages - registration rights agreement	110,000	110,000
Derivative financial instruments	-	449,730
Total Current Liabilities	1,281,556	1,466,853

DERIVATIVE FINANCIAL INSTRUMENTS, LONG TERM PORTION	-	102,180

8% CONVERTIBLE DEBENTURES	2,160,800	1,918,154

COMMITMENT AND LITIGATION	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized; 12,610,954 and 10,956,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,329,545	176,495
Stock subscription receivable	-	(1,826)
Additional Paid - in capital	727,603	12,344
Accumulated deficit	(2,249,934)	(839,582)

Total Stockholders' Deficiency	(192,786)	(652,569)

	$3,249,570	$2,834,618

See notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

REVENUES	$1,705,742	$1,558,288

DIRECT COSTS
Costs of goods sold	614,183	443,950
Royalties and consulting	98,724	39,508

	712,907	483,458

GROSS MARGIN	992,835	1,074,830

GENERAL AND ADMINISTRATIVE EXPENSES	2,439,512	1,760,211

LOSS FROM OPERATIONS	(1,446,677)	(685,381)

OTHER INCOME (EXPENSE)
Interest expense, 2007 includes $164,795 of amortization of deferred finance costs for the year	(610,219)	(372,891)
Interest income	26,648	50,015
Gain and loss from derivative financial instruments	-	178,481
Liquidated damages - registration rights agreement	-	(110,000)

	(583,571)	(254,395)

LOSS BEFORE INCOME TAXES	(2,030,248)	(939,776)

INCOME TAXES (RECOVERY)	(619,896)	(444,114)

NET LOSS	$(1,410,352)	$(495,662)

PER SHARE DATA
Basic and diluted net loss per share	$(0.12)	$(0.05)

Basic and diluted weighted-average shares outstanding	11,591,720	10,455,726

See Notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Stock
	Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	paid-in-capital	Receivable	Deficit	Total

Balance at December 31, 2005	9,130,000	$1,800	$12,344	$-	$(343,920)	$(329,776)

Common stock issuance as placement fee	1,826,000	174,695	-	(1,826)	-	$172,869

Net loss for the year	-	-	-	-	(495,662)	$(495,662)

Balance at December 31, 2006	10,956,000	$176,495	$12,344	$(1,826)	$(839,582)	$(652,569)

Common stock issuance in private placement	1,460,000	1,095,000	-	-	-	1,095,000

Stock issued for services	78,854	-	163,349	-	-	163,349

Exercise of stock options	116,100	58,050	-	-	-	58,050

Stock Subscription Paid	-	-	-	1,826	-	1,826

Derivative instruments converted in APIC	-	-	551,910	-	-	551,910

Net loss for the year	-	-	-	-	(1,410,352)	(1,410,352)

Balance at December 31, 2007	12,610,954	$1,329,545	$727,603	$-	$(2,249,934)	$(192,786)

See Notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,410,352)	$(495,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	19,417	10,390
Stock based compensation	163,349	-
Deferred income tax credit	(619,896)	(444,114)
Interest expense - amortization of debt discount	242,646	148,094
Amortization of deferred finance cost	164,795	66,735
Accrued liquidated damages - registration rights agreement	-	110,000
Gain on derivative financial instruments	-	(178,030)
Change in operating assets and liabilities
Accounts receivable	(77,840)	110,707
Loan Receivable	(6,000)	-
Prepaid income taxes/income taxes payable	105	(95)
Security deposits and other assets	(304)	(152)
Accounts payable and accrued expenses	246,708	39,061
Accrued interest	239,878	96,291
Deferred revenue	27,846	(17,512)

Net Cash Used in Operating Activities	(1,009,648)	(554,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(371,442)	(24,576)

Net Cash Used in Investing Activities	(371,442)	(24,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - bank	-	54,100
Repayments of loan payable - bank	-	(145,058)
Proceeds from note payable	-	7,000
Payments of deferred finance costs	-	(164,668)
Paid to former stockholder	(250,000)	-
Proceeds from stock subscription	1,826	-
Proceeds from stock sales	-	-
Proceeds from private placement	1,153,050	2,080,000

Net Cash Provided by Financing Activities	904,876	1,831,374

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(476,214)	1,252,511

CASH AND CASH EQUIVALENTS
Beginning of year	1,263,370	10,859

End of year	$787,156	$1,263,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16,982	$197,604
Income Taxes	$-	$-

See notes to Financial Statements

1.  NATURE OF OPERATIONS AND FINANCIAL STATUS OF COMPANY

Description of Business and Credit Risk

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. Substantially all of the Company's accounts receivables are due from manufacturing companies and software vendors located throughout the United States.

EdgeMagicTM, whose first release was due in February 2008, is an integrated radio frequency identification (“RFID’) control solution for IBM System i customers that is capable of deployment on other platforms and highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, and integrate with popular System i ERP and Warehouse Management application packages.

At December 31, 2007, the Company had cash and cash equivalents of $787,157, a working capital deficit of $31,659 and an accumulated deficit of $2,086,584. Additionally, the Company has incurred a net loss of $1,247,003, for the twelve months ended December 31, 2007.

Management has taken several steps to improve sales, profitability and cash flows for 2008, particularly the release of EdgeMagicTM, a new RFID edge control system product line with revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At December 31, 2007, the Company possessed valuable software in MarkMagic Version 5.1, which is not recorded as an asset for accounting purposes under the strict methodology required by SFAS 86.

Research and Development Costs

Research and development costs prior to completion of development of a product are expensed as incurred. In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $209,997 and $186,473 for the twelve months ended December 31, 2007 and 2006, respectively. The cumulative development costs for Version 6 are $520,815 at December 31, 2007. Total research and development expense for the twelve months ended December 31, 2007 and 2006 were $521,546 and $396,399, respectively. The cumulative cost for EdgeMagicTM is $535,196. Of that amount, $216,863 has been included in general and administrative expenses and $318,333 has been capitalized and is classified as other assets.

Warrants – Adoption of New Accounting Pronouncement

Warrants issued in conjunction with equity financing were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock”. In December 2006, the FASB approved FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. The adoption of FSP EITF 00-19-2 accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, total $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital).

Reclassifications

Certain reclassifications have been made to the 2006 financial statements included herein to conform to the 2007 presentation. These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company.

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

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5.

Income Taxes

Deferred income taxes are provided on temporary differences arising primarily as a result of accounting for financial statement purposes on an accrual basis and reporting on a cash basis for income tax purposes and the existence of net operating loss carryovers available to offset future taxable income.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising included amounted to $278,812 and $182,368 in 2007 and 2006, respectively.

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

Revenue Recognition

The Company recognizes revenues in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions).

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements.

License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance agreements is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and post customer support (PCS) is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered PCS elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Cost of license revenue primarily includes product, delivery, and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services, technical support, and training personnel as well as facilities and equipment costs.

Deferred Finance Costs

Deferred finance costs are being amortized over the term of the 8% Convertible Debentures on the effective interest method.

Accounts Receivable

Trade receivables are presented net of an allowance for doubtful accounts of $5,000. There were no bad debts in 2007 and 2006.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, pro-forma disclosure is no longer an alternative.

Under FAS-123R, the Company is required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

The Company adopted FAS-123R on January 1, 2006, using the modified prospective method. Stock issued to consultants for consulting services is valued as of the date of the agreements with the various consultants, which in all cases is earlier than the dates when the services are committed to be performed by the various consultants.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of our Company that has satisfied a one-year holding period.

Fair Value of Financial Instruments

Estimating the values of the stock-based financial instruments of privately held companies such as the Company, which cannot be referenced to a quoted market price, even to establish the value of the underlying common shares, involves significant uncertainty. It also involves the application of assumptions that may vary substantially from those that would be applied by actual buyers and sellers of the instruments. Without a quoted stock price to use as a basis of measurement, the Company has estimated the value of the Common Stock, Warrants and the conversion feature of the Debentures based on a value of approximately $0.13 per share. This value was estimated by 1) assuming that the $2,500,000 received from investors, as an arm’s-length transaction, represented the total fair value of the instruments issued to those investors, 2) estimating the fair value of the Debentures issued if there were no conversion feature or Warrants, 3) allocating the remainder to the derivative financial instruments, and 4) using a 147% volatility factor, as discussed below, to derive the implied Common Stock value, the value of conversion feature (included as part of the initial value of the Debentures) and values for the two classes of Warrants that are accounted for as separate derivative financial instruments.

The estimated initial fair value of the Debentures payable (separated from the embedded conversion feature), is based on the discounted contractual cash flows with the discount rate of 27.1%. This discount rate is based on the 22.6% mean return on United States equity for companies with market capitalizations of under $1,500,000 and then adding 4.5% as the long-term risk premium on software companies as published in a respected independent source. An equity-related discount rate was used because, in the Company’s situation, unsecured debt at this amount would entail equity-like risks. The estimated initial value of the embedded conversion feature was then added to this value to arrive at the total initial value of the convertible debenture.

In valuing the embedded conversion features and Warrants, in the absence of quoted market prices or historical volatilities for the Company stock, the total fair value of the financial instruments issued in the April 10, 2006 financing was considered to be equal to the proceeds, representing a valuation provided by an arm’s-length transaction. Allocating the total, however, required estimation subject to significant uncertainty. First, proceeds were allocated to the values of the principal and interest payable on the Debentures based on a 27.1% p.a. discount rate as described in the last paragraph. The remainder was allocated between the conversion feature and the Warrants based on Black-Scholes-related option pricing models. The Black-Scholes computations used a volatility factor of approximately 147%. The volatility was the average calculated volatility, for the one-year ended April 10, 2006, of a sample of software companies with market capitalizations of over $1,000,000. The implied Common Stock value that resulted in a value for the derivatives equal to the difference between the debenture value and the gross proceeds was approximately $0.13 per share. This value, less an estimated 26% discount for lack of marketability for a net value of approximately $0.096 per share, was used to estimate the fair value of the 1,826,000 shares of Common Stock sold at a discount to three individuals involved in finding investors for the Company. Management believes that the discount on the finders’ stock is appropriate because 1) there are no liquidated damages provisions associated with that stock, and 2) although they are being included among the shares being registered by the Company for sale by the holders to the public, there is no certainty that the registration will become and remain effective.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 FSP 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, wither issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies FSP 00-19-2, will be effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

New Accounting Pronouncements

Recently Issued Accounting Standards

FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not believe FIN 48 will have an impact on its consolidated financial statements.

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

Staff Accounting Bulletin (“SAB”) No. 108. In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

The Company is currently evaluating the effect of other new accounting pronouncements on its future statements of financial position and results of operations.

3. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at December 31, 2007 was $2,160,800. The amortization of deferred finance costs was $164,795 for the twelve months ended December 31, 2007. The deferred finance cost balance at December 31, 2007 was $414,857.

Interest on the Debentures is due semiannually at 8% p.a. beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The Debentures mature on April 10, 2009 at which point the full principal balance (“face amount”) is due. The Debentures are convertible, at the holders’ option, into Common Stock of the Company at a rate of $0.50 for each share of Common Stock. Interest on the Debentures may be paid by the issuance of Common Stock at the rate of $0.50 per share.

Through April 10, 2007 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

While the Debentures are outstanding, the Company has the right to require conversion (“forced conversion”) of the Debentures provided that the Company’s Common Stock is publicly traded and has a quoted closing market price for the ten previous trading days that is at least 150% of the conversion price.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at December 31, 2007 that were issued in connection with the sale of the Debentures. However, 730,000 Class A Warrants and 1,460,000 Class B Warrants were issued together with 1,460,000 shares of Common Stock in connection with the sale of 1,460,000 units in 2007 at $0.75 per unit.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees, 5% of any cash collected as on the exercise of any of the Warrants.

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

Pursuant to the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the derivative financial instruments as of December 31, 2006. The Company has recorded a gain on the financial instruments of $178,481 for the year ended December 31, 2006, representing the difference between the estimated fair-value of these financial instruments at their April 10, 2006 issuance and at December 31, 2006. The estimated December 31, 2006 valuation was based on modified Black-Scholes computations. Because of the lack of an objective basis for revaluing the underlying Common Stock, no change was assumed in that factor in performing the Black-Scholes computations. The reduction in value that was recorded was the result of the decrease in the remaining terms of the instruments, a decrease in the one-year volatility of the guideline companies and a small decrease in the applicable risk-free interest rates.

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

4. STOCKHOLDERS’ DEFICIENCY

 During the twelve months ended December 31, 2007, the Company issued 194,954 shares of Common Stock. Of that amount, 116,100 shares were issuances of stock due to the exercise of stock options that were vested upon issuance as granted by the Company’s Board of Directors at $.50 per share for proceeds of $58,050. The remaining 78,854 shares were issued for services rendered in 2007. The Company also sold 1,460,000 units for $0.75 per unit. Each unit consisted of one share of restricted Common Stock, one Class A Warrant to purchase one-half share of Common Stock at $0.75 per share, and one Class B Warrant to purchase one share of Common Stock at $1.75 per share. Each class of Warrants has a five-year term. Accordingly, the Company issued 730,000 Class A Warrants and 1,460,000 Class B Warrants in 2007. The Company received total proceeds of $1,095,000 from the sale of units in 2007. The Company issued a total of 1,654,954 shares of Common Stock in 2007.

Share-based Compensation

The Company has adopted the CYBRA Corporation 2006 Incentive Stock Plan, a stock-based compensation plan to reward for services rendered by officers, directors, employees and consultants. The Company has reserved 5,000,000 shares of Common Stock of its unissued share capital for issuance under the plan.

i) Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant.

ii) Nonstatutory Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 85% of the Fair Market Value of the Stock as of the date of grant.

iii) Any Option granted to an employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise. In no event shall any Option be exercisable after the expiration of ten (10) years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of five (5) years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the year ended December 31, 2007 and 2006. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoptions of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

The Company recognizes share-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

For awards with service conditions and graded vesting that were granted prior to the adoption of FAS-123R, the Company estimates the requisite service period and the number of shares expected to vest and recognize compensation expense for each tranche on a straight-line basis over the estimated requisite service period of the award or over a period ending with an employee's eligible retirement date, if earlier. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

Total stock options outstanding at December 31, 2007 were 100,000 and 100,000 of these total options were vested at December 31, 2007.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

2007
Stock Options Outstanding
Beginning of the Year	0
Granted	178,954
Exercised	(78,954)
Outstanding end of the year	100,000
Options exercisable at the end of the year	100,000

The 100,000 options outstanding at December 31, 2007 were issued in December 2007, have a remaining outstanding life of 5 years and have an exercise price of $0.75 per share.

Assumptions used in the Black Scholes option-pricing model for the years ended December 31, 2007 and 2006 were as follows:

Average risk-free interest rate	4.5%
Average expected life	5	years
Expected volatility	147%
Expected dividends	0%

During the year ended December 31, 2007, $163,349 was recorded as stock-based compensation expense in the statement of operations.

5. PROPERTY AND EQUIPMENT

At December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31,

	2007	2006	Estimated Useful Life in Years

Furniture and office equipment	$178,809	$167,076	5
Computer software	109,244	64,792	3
Leasehold Improvements	21,294	21,294	Life of Lease
	309,347	253,162

Less: Accumulated Depreciation	210,852	188,359

	$98,495	$64,803

6. INCOME TAX CREDIT

The provision for income taxes consists of the following:

	2007	2006
Federal
Current	$-	$-
Deferred	(460,870)	(330,183)
State
Current	-	-
Deferred	(159,026)	(113,931)
	$(619,896)	$(444,114)

The Company has the following deferred tax assets and liabilities at December 31, 2007and 2006:

	December 31,

	2007	2006
Deferred Tax Asset – accrued liabilities	$254,820	$167,760
Deferred Tax Asset NOL carryovers	1,162,505	595,030
Total deferred tax assets	1,417,325	762,790
Deferred tax valuation allowance	-	-
Deferred Tax liabilities – accounts receivable	(156,928)	(122,289)
	$1,260,397	$640,501

The Company has net operating losses amounting to approximately $2,600,000 that expire in various years from 2024 through 2027. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one year by alternative minimum tax rules. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

7. PREFERRED STOCK

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

The Class A and Class B shareholders were each entitled to elect one director to the Company’s Board of Directors.

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

8. COMMITMENT AND LITIGATION

The Company occupies office space under a lease agreement that expires on January 31, 2010.

The minimum rental commitment is as follows:

2008	$77,250
2009	77,250
2010	6,438
$160,938

Rent expense amounted to $92,193 and $90,353 for the years ended December 31, 2007 and 2006, respectively

LITIGATION

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzliya, Israel, by Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages plus interest, court costs and attorney’s fees. The action against the Company’s CEO was dismissed and an appeal of such dismissal is pending. The Company has counter-claimed against Raz-Lee for failure to report sales and royalties and seeks an accounting, with damages estimated at $50,000. Each of the parties has asked the court to order a deposit of security for costs. The parties are currently completing pre-trial procedures. Trial of the case is scheduled for June 4, 2008. At a pre-trial conference, the Court suggested that the Company pay Raz-Lee $25,000 in settlement of the claim and counter-claim. This suggestion was rejected by both parties. The Company intends to vigorously defend the claim and prosecute the counter-claim. The Company is not a party to any other pending or threatened legal proceedings.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

10. RELATED PARTY TRANSACTIONS

There were no related party transactions in 2007 or 2006.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following at December 31, 2007 and 2006:

Assets	2007	2006
Cash and equivalents	$787,157	$1,263,370

Liabilities
Accrued liquidated damages-registration rights agreement	110,000	110,000
8% convertible Debentures	2,160,800	1,918,154

The fair value of cash and cash equivalents are estimated to agree to their carrying amount because of their short-term maturity. The same is true of the notes payable and the liquidated damages - registration rights agreement payable at December 31, 2007. The derivative financial instruments are carried at estimated fair value. At December 31, 2007 the Company estimates that the fair value of the 8% convertible Debentures does not differ significant from its carrying value. Although the initial fair value estimate was subject to significant uncertainty due the lack of directly comparable market data the only known factors that would affect the value estimate have not changed significantly.

12. LOSS PER SHARE

Loss per share for the twelve months ended December 31, 2007 do not include the effects of the 7,500,000 Warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

INDEX TO EXHIBITS

3.1	Certificate of Incorporation*
3.2	Bylaws*

4.1	Form of Securities Purchase Agreement dated as of April 10, 2006*
4.2	Form of Common Class A and B Stock Purchase Warrant dated as of April 10, 2006*
4.3	Form of 8% Convertible Debenture issued on April 10, 2006*
4.4	Form of Registration Rights Agreement dated as of April 10, 2006*
10.1	2006 Incentive Stock Plan*†
10.2	Employment Agreement between Harold Brand and CYBRA dated as of April 30, 2006*
10.3	Form of Domestic Reseller Agreement**
10.4	Form of International Reseller Agreement**
10.5	Form of Premier Reseller Software Licensing Agreement between CYBRA Corporation and Solzon Corporation dated as of August 27, 2007***
10.6	Form of Technology License Agreement dated as of August 27, 2007***
10.7	Form of Contractor Agreement for System Integration and Consulting Services dated as of August 27, 2007***
31.1	Section 302 Sarbanes-Oxley Certification - CEO****
31.2	Section 302 Sarbanes-Oxley Certification – CFO****
32.1	Section 906 Sarbanes-Oxley Certification - CEO****
32.2	Section 906 Sarbanes-Oxley Certification – CFO****

†	Compensatory Plan or Arrangement

*	Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 filed with the Commission on June 16, 2006, File No. 333-135068.

**	Incorporated herein by reference to the Registrant's report on Form 10-KSB filed with the Commission on April 2, 2007.

***	Incorporated herein by reference to the Registrant’s current report on Form 8-K, filed with the Commission on September 27, 2007.

****	Filed herewith.