Form 10-Q
period 2008-03-31
CYBRA CORP
filed 2008-05-20
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 000-52624

CYBRA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3303290
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

One Executive Blvd. Yonkers, New York	10701
(Address of Principal Executive Offices)	(Zip Code)

(914) 963-6600
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2008 the registrant had 12,610,954 shares of Common Stock outstanding.

CYBRA Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,434	$787,156
Accounts receivable, less allowance for doubtful accounts of $5,000	211,854	352,647
Loan receivable	-	6,000
Deferred income taxes	39,978	104,093

Total Current Assets	504,266	1,249,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization	96,569	98,495

OTHER ASSETS	318,333	318,333

DEFERRED INCOME TAXES	1,313,669	1,156,304

DEFERRED FINANCE COSTS	351,493	414,857

SECURITY DEPOSITS AND OTHER ASSETS	11,558	11,685

	$2,595,888	$3,249,570

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$291,383	550,397
Accrued interest	386,725	336,169
Deferred revenue	290,254	284,990
Accrued liquidated damages - registration rights agreement	110,000	110,000
Total Current Liabilities	1,078,362	1,281,556

8% CONVERTIBLE DEBENTURES	2,197,942	2,160,800

COMMITMENT AND LITIGATION

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized; 12,610,954 shares issued and outstanding at March 31, 2008 and December 31, 2007	1,329,545	1,329,545
Additional Paid - in capital	727,603	727,603
Accumulated deficit	(2,737,564)	(2,249,934)

Total Stockholders' Deficiency	(680,416)	(192,786)

	$2,595,888	$3,249,570

See notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$276,457	$368,247

DIRECT COSTS
Costs of goods sold	33,492	109,156
Royalties and consulting	11,537	7,500

	45,029	116,656

GROSS MARGIN	231,428	251,591

GENERAL AND ADMINISTRATIVE EXPENSES	664,822	681,979

LOSS FROM OPERATIONS	(433,394)	(430,388)

OTHER INCOME (EXPENSE)

Interest expense, 2008 includes $58,546 of amortization of deferred finance costs for the period	(151,062)	(135,811)
Interest income	3,376	8,765
Miscellaneous income	200	-

	(147,486)	(127,046)

LOSS BEFORE INCOME TAXES	(580,880)	(557,434)

INCOME TAXES (RECOVERY)	(93,250)	(208,794)

NET LOSS	$(487,630)	$(348,640)

PER SHARE DATA
Basic and diluted net loss per share	$(0.04)	$(0.03)

Basic and diluted weighted-average shares outstanding	12,610,954	10,445,726

See Notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(487,630)	$(348,640)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,912	6,557
Deferred income tax credit	(93,250)	(208,804)
Interest expense - amortization of debt discount	37,142	55,212
Amortization of deferred finance cost	63,364	30,599
Change in operating assets and liabilities
Accounts receivable	140,793	45,117
Loan Receivable	6,000	-
Prepaid income taxes/income taxes payable	-	105
Security deposits and other assets	127	(38)
Accounts payable and accrued expenses	(259,014)	66,806
Accrued interest	50,556	38,218
Deferred revenue	5,264	7,157
Sales tax payable		(1,410)

Net Cash Used in Operating Activities	(529,736)	(309,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,986)	(7,460)

Net Cash Used in Investing Activities	(4,986)	(7,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loan payable - bank	-	(250,000)
Proceeds from private placement	-	58,050

Net Cash Used in Financing Activities	-	(191,950)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(534,722)	(508,531)

CASH AND CASH EQUIVALENTS
Beginning of period	787,156	1,263,370

End of period	$252,434	$754,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest	$-	$-
Income Taxes	$-	$-

See notes to Financial Statements

Notes to Consolidated Interim Financial Statements

1.BASIS OF PRESENTATION

The unaudited financial information of CYBRA Corporation (the “Company”), has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three months period ended March 31, 2008 are not necessarily indicative of results for the entire fiscal year ending December 31, 2008.

2.  NATURE OF OPERATIONS AND FINANCIAL STATUS OF COMPANY

Description of Business and Credit Risk

The Company is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. Substantially all of the Company's accounts receivables are due from manufacturing companies and software vendors located throughout the United States.

EdgeMagicTM , whose first release was in February 2008, is an integrated radio frequency identification (“RFID’) control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, and integrate with popular System i ERP and Warehouse Management application packages.

At March 31, 2008, the Company had cash and cash equivalents of $252,434, a working capital deficit of $574,096 and an accumulated deficit of $2,737,564. Additionally, the Company has incurred a net loss of $487,630 for the three months ended March 31, 2008.

Management has taken several steps to improve sales, profitability and cash flows for 2008, particularly the release of EdgeMagicTM, , a new RFID edge control system product line with revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development Costs

Research and development costs prior to completion of development of a product are expensed as incurred. In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $33,868 and $90,467 for the three months ended March 31, 2008 and 2007, respectively. The cumulative development costs for Version 6 are $554,683 at March 31, 2008. Total research and development expense for the three months ended March 31, 2008 and 2007 were $210,298 and $243,466, respectively. In 2007 most of that expense was included in payroll expenses. The cumulative cost for EdgeMagicTMt is $706,186. Of that amount, $379,203 has been included in general and administrative expenses and $318,333 has been capitalized and is classified as other assets.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising costs for the three months ended March 31, 2008 and 2007 were $26,345 and $109,226, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements included herein to conform to the 2008 presentation. These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face amount”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at March 31, 2008 was $2,197,942. The amortization of deferred finance costs was $58,546 for the three months ended March 31, 2008. The deferred finance cost balance at March 31, 2008 was $351,493.

Interest on the Debentures is due semiannually at 8% per annum. beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The Debentures mature on April 10, 2009 at which point the full principal balance (“face amount”) is due. The Debentures are convertible, at the holders’ option, into Common Stock of the Company at a rate of $0.50 for each share of Common Stock. Interest on the Debentures may be paid by the issuance of Common Stock at the rate of $0.50 per share.
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

The investors also received 7,500,000 Warrants, consisting of 2,500,000 Class A Warrants and 5,000,000 of Class B Warrants. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at December 31, 2007 that were issued in connection with the sale of the Debentures. However, 730,000 Class A Warrants and 1,460,000 Class B Warrants were issued together with 1,460,000 shares of Common Stock in connection with the sale of 1,460,000 units in 2007 at $0.75 per unit.

As part of the transaction, Debentures having a principal amount of $250,000 were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive, as additional fees, 5% of any cash collected as on the exercise of any of the Warrants.

5. STOCKHOLDERS’ DEFICIENCY

 During the three months ended March 31, 2008, the Company issued no shares of Common Stock.

Share-based Compensation

Total stock options outstanding at March 31, 2008 were 100,000 and 100,000 of these total options were vested at March 31, 2008.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

The 100,000 options outstanding at March 31, 2008 were issued in December 2007, have a remaining outstanding life of 5 years and have an exercise price of $0.75 per share.

6. COMMITMENT AND LITIGATION

The Company occupies office space under a lease agreement that expires on January 31, 2010.

The minimum rental commitment is as follows:

2008	77,250
2009	77,250
2010	6,438
$160,938

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

7. LOSS PER SHARE

Loss per share for the three months ended March 31, 2008 does not include the effects of the 9,690,000 Warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. This software lets businesses design and print all types of documents, such as bar code labels, radio frequency identification (“RFID”) tags, e-forms, and other media, using live data, with little or no programming necessary. Mark Magic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

The Company’s newest product, EdgeMagicTM, released in February 2008, is an RFID control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices; commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates; and integrate with popular System i ERP and Warehouse Management application packages.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table summarizes certain aspects of the Company’s results of operations for the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	Change $	Change %

Revenues	$276,457	$368,247	$(91,790)%	-25%

Direct Costs
Hardware and Supplies	33,492	109,156	(75,664)	-69%
Royalties & Consulting	11,537	7,500	4,037	54%

Total Direct Costs	$45,029	$116,656	$(71,627)%	-61%
% of total revenues	16%	32%

Gross profit	$231,428	$251,591	$(20,163)%	-8%
% of total revenues	84%	68%

Software development costs	$210,298	$243,466	$123,851%	143%
% of total revenues	76%	66%

Sales and marketing expenses	$30,635	$149,064	$(118,429)%	-79%
% of total revenues	11%	40%

General and administrative expenses	$423,889	$446,468	$(22,579)%	-5%
% of total revenues	153%	121%

Interest expense	$151,062	$135,811	$15,251%	11%
% of total revenues	55%	37%

Other Income (Expenses)	$3,576	$8,765	$(5,189)%	-59%
% of total revenues	1%	2%

(Loss) Income Before Taxes	$(580,880)	$(557,434)	$(23,446)%	4%

Provision (benefit) for income taxes	$(93,250)	$(208,794)	$115,544%	-55%
Effective tax rate	16%	37%

Net loss	$(487,630)	$(348,640)	$(138,990)%	40%
% of total revenues	-176%	-95%

Revenues

The decrease in revenues in absolute dollars for the three months ended March 31, 2008, as compared to the same period in 2007, is primarily due to lower demand for hardware and supplies in the 2008 quarter and a reduction in revenues from CYBRA's OEM partners. We believe that this is a reflection of lower spending on technology in the general economy. We expect that our revenues will increase throughout 2008, due to sale of our new product, EdgeMagic.

Direct Costs

The costs for hardware and supplies in the the three months ended March 31, 2008, were lower, as compared to the same period in 2007, due to less demand for these product types as compared to the same period in 2007.

The Company had a small increase in consulting costs for the the three months ended March 31, 2008, as compared to the same period in 2007, due to an increase in the use of consultants for sales and marketing activities.

Gross Margins

Gross Margins as a percentage of sales increased in the three months ended March 31, 2008, as compared to the same period in 2007, due to decreased sales of hardware and supplies, which are relatively low margin products.

We expect that our gross margins will increase in 2008 due to the sales of our new product, EdgeMagic, and the related relatively higher margin hardware and RFID supplies to be sold with our new product.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrade and enhance the Company’s current products and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. The EdgeMagic software product was available in February 2008 for general release. All costs after that point in time, in accordance with SFAS No. 86, are expensed. During the three months ended March 31, 2008 and 2007, the software development costs that were expensed were $210,298 and $243,466, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three months ended March 31, 2008, as compared to the same period in 2007, is due to the prior year having a major advertising campaign. Beginning with the second half of 2007 marketing and promotion were brought in-house as opposed to using outside agencies.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses decreased slightly in absolute dollars for the three months ended March 31, 2008, as compared to the same period in 2007. The overall rate of decrease for General, Selling and Administrative was 5%.

Interest Expense

Interest expense is due to the 8% convertible debentures holders and in total was $151,062 and $135,811 for the three months ended March 31, 2008 and 2007.

Other Income, Net

Interest and other income decreased for the the three months ended March 31, 2008, as compared to the same period in 2007. The decrease is due primarily to less interest income earned on lower bank balances.

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

The Company recorded a (benefit) for income taxes of $(93,250) and $(208,794) for the three months ended March 31, 2008, and 2007, respectively. The effective income tax rates were 16% and 37% for the three months ended March 31, 2008 and 2007, respectively.The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income and benefits from the increase in the valuation allowance against U.S. deferred tax assets for the the three months ended March 31, 2008.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the three months ended March 31, 2008 and 2007.

	2008	2007	Change $	Change %

Cash and cash equivalents	$252,434	$754,839	(502,405)	-67%

Working capital (deficit) surplus	$(574,096)	$177,885	(751,981)	-423%

Net cash (used in) operating activities	$(529,736)	$(309,121)	(220,615)	71%

Net cash (used in) investing activities	$(4,986)	$(7,460)	2,474	-33%

Net cash (used in) financing activities	$-	$(191,950)	(191,950)	100%

Long-term debt, less current portion	$2,197,942	$1,973,366	224,576	11%

The increase in net cash used by operating activities was due to increases in legal and accounting fees associated with the company’s public status as well as increased research and development, payroll and travel expenses in launching our new product, EdgeMagic.

As of March 31, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $252,434. The Company’s operations used $529,736 in cash during the three months ended March 31, 2008. This increase in cash used in operating activities is due to an increase in software development costs and payroll expenses in launching our new product, EdgeMagic. In 2008, the Company has added three people to its sales and marketing department to begin the marketing of our new EdgeMagic product. This, along with other administrative expenses added, results in the Company requiring $130,000 per month in total operating costs. The Company's cash balance at March 31, 2008 was $252,434. The Company’s working capital deficiency excluding deferred revenue is $283,842. The Company believes this is a relevant measurement of working capital, as deferred revenue represents an obligation to provide future services instead of a future cash outflow.

During 2008 the company Company issued no shares of common stock to investors.

On March 4, 2008, the Company's decided to extend its current private placement in order to raise a total of $1,500,000 through the sale of its common stock. The company anticipates closing this round of financing by June, 2008.

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at March 31, 2008 was $2,197,942.

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

We May Not Be Able To Raise Sufficient Capital To Successfully Operate Or Expand Our Business.

Our continued operations will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of our business prove to be inaccurate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business has not been subject to any material seasonal variations in operations, although this may change in the future.

Inflation

Our business, revenues and operating results have not been affected in any material way by inflation
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our interim Chief Financial Officer. Based upon that evaluation, management concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our CEO and interim CFO together with the our management have concluded, based on his evaluation of our internal controls over financial reporting, that as of March 31, 2008, due to insufficient resources in the accounting function to establish the proper segregation of duties, our internal controls over financial reporting were not effective and did not provide a reasonable assurance of achieving their objective. Management believes that such material weakness in our control over financial reporting will be rectified by the end of the third quarter of 2008 with the hiring of a part-time controller to assist in the monthly accounting functions.  Management believes that the indicated control deficiencies do not affect our financial strength or business prospects.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

Date: May 20, 2008		CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer