Form 10-Q
period 2008-06-30
CYBRA CORP
filed 2008-08-15
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 31, 2008 the registrant had 12,824,288 shares of Common Stock outstanding.

CYBRA Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CYBRA CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$119,697	$787,156
Accounts receivable, less allowance for doubtful accounts of $5,000	230,209	352,647
Loan receivable	-	6,000
Deferred income taxes	62,427	104,093

Total Current Assets	412,333	1,249,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization	90,132	98,495

OTHER ASSETS	318,333	318,333

DEFERRED INCOME TAXES	1,554,163	1,156,304

DEFERRED FINANCE COSTS	281,812	414,857

SECURITY DEPOSITS AND OTHER ASSETS	18,632	11,685

	$2,675,405	$3,249,570

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$382,689	$550,397
Accrued interest	437,281	336,169
Deferred revenue	304,918	284,990
Accrued liquidated damages - registration rights agreement	110,000	110,000
Total Current Liabilities	1,234,888	1,281,556

8% CONVERTIBLE DEBENTURES	2,267,016	2,160,800

COMMITMENT AND LITIGATION

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized; 12,757,621 and 12,610,954 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,439,545	1,329,545
Additional paid - in capital	727,603	727,603
Accumulated deficit	(2,993,647)	(2,249,934)

Total Stockholders' Deficiency	(826,499)	(192,786)

	$2,675,405	$3,249,570

See notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$354,487	$385,833	$630,944	$754,080

DIRECT COSTS
Costs of goods sold	63,925	106,893	97,417	216,049
Royalties and consulting	10,000	112,782	21,537	19,531

	73,925	219,675	118,954	235,580

GROSS MARGIN	280,562	166,158	511,990	518,500

GENERAL AND ADMINISTRATIVE EXPENSES	610,692	571,028	1,275,514	1,353,758

LOSS FROM OPERATIONS	(330,130)	(404,870)	(763,524)	(835,258)

OTHER INCOME (EXPENSE)
Interest expense, 2008 includes $128,227of amortization of deferred finance costs for the six months and $69,681for the three months	(189,311)	(149,591)	(340,373)	(285,402)
Interest income	280	5,046	3,656	13,811
Miscellaneous income	135	-	335	-

	(188,896)	(144,545)	(336,382)	(271,591)

LOSS BEFORE INCOME TAXES	(519,026)	(549,415)	(1,099,906)	(1,106,849)

INCOME TAXES (RECOVERY)	(262,943)	(164,522)	(356,193)	(373,316)

NET LOSS	$(256,083)	$(384,893)	$(743,713)	$(733,533)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.07)

Basic and diluted weighted-average shares outstanding	12,655,789	11,079,426	12,633,495	11,046,779

See Notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(743,713)	$(733,533)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,349	10,512
Deferred income tax recovery	(356,192)	(373,316)
Interest expense - amortization of debt discount	106,216	115,639
Amortization of deferred finance cost	133,045	69,207
Change in operating assets and liabilities
Accounts receivable	122,437	38,247
Loan Receivable	6,000	-
Prepaid income taxes/income taxes payable	-	105
Security deposits and other assets	(6,947)	(76)
Accounts payable and accrued expenses	(167,708)	64,906
Accrued interest	101,112	88,774
Deferred revenue	19,928	4,833
Sales tax payable		(326)

Net Cash Used in Operating Activities	(772,473)	(715,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,986)	(31,483)

Net Cash Used in Investing Activities	(4,986)	(31,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loan payable - bank	-	(250,000)
Proceeds from private placement	110,000	158,050

Net Cash Provided by (Used in) Financing Activities	110,000	(91,950)

DECREASE IN CASH AND CASH EQUIVALENTS	(667,459)	(838,461)

CASH AND CASH EQUIVALENTS
Beginning of period	787,156	1,263,370

End of period	$119,697	$424,909

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$-	$-
Income Taxes	$490	$-

See notes to Financial Statements

Notes to Consolidated Interim Financial Statements

 1. BASIS OF PRESENTATION

The unaudited financial information of CYBRA Corporation (the “Company”) has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments, that, in the opinion of management, are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of results for the entire fiscal year ending December 31, 2008.

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

EdgeMagicTM, whose first release was in February 2008, is an integrated radio frequency identification (“RFID”) control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, and integrate with popular System i ERP and Warehouse Management application packages.

At June 30, 2008, the Company had cash and cash equivalents of $119,697, a working capital deficit of $822,555 and an accumulated deficit of $2,993,647. Additionally, the Company has incurred a net loss of $743,713 for the six months ended June 30, 2008.

Management has taken several steps to improve sales, profitability and cash flows for 2008, particularly the release of EdgeMagicTM, a new RFID edge control system product line with revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development Costs

Research and development costs prior to completion of development of a product are expensed as incurred. In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $62,898 and $106,159 for the six months ended June 30, 2008 and 2007, respectively. The cumulative development costs for Version 6 are $583,713 at June 30, 2008. Total research and development expense for the six months ended June 30, 2008 and 2007 were $381,918 and $433,256, respectively. In 2007 most of that expense was included in payroll expenses. The cumulative cost for EdgeMagicTM is $827,034. Of that amount, $508,701 has been included in general and administrative expenses and $318,333 has been capitalized and is classified as other assets.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising costs for the six months ended June 30, 2008 and 2007 were $45,102 and $255,491, respectively.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face amount”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees. The convertible debenture balance at June 30, 2008 was $2,267,016. The amortization of deferred finance costs was $128,227 for the six months ended June 30, 2008. The deferred finance cost balance at June 30, 2008 was $281,812.

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

5. STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2008, the Company issued 146,667 shares of Common Stock. Proceeds from the sale were $110,000.

Share-based Compensation

Total stock options outstanding at June 30, 2008 were 100,000 and these total options were vested at June 30, 2008.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

The 100,000 options outstanding at June 30, 2008 were issued in December 2007, have a remaining outstanding life of 5 years and have an exercise price of $0.75 per share.

6. COMMITMENT AND LITIGATION

The Company occupies office space under a lease agreement that expires on January 31, 2010.

The minimum rental commitment is as follows:

2008	77,250
2009	77,250
2010	6,438
$160,938

LITIGATION

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzliya, Israel, by Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages plus interest, court costs and attorney’s fees. The action against the Company’s CEO was dismissed and an appeal of such dismissal is pending. The Company has counter-claimed against Raz-Lee for failure to report sales and royalties and seeks an accounting, with damages estimated at $50,000. Each of the parties has asked the court to order a deposit of security for costs. The Company currently has a $7,000 security on deposit requested by the court. At a pre-trial conference, the Court suggested that the Company pay Raz-Lee $25,000 in settlement of the claim and counter-claim. This suggestion was rejected by both parties. The Company intends to vigorously defend the claim and prosecute the counter-claim. The case is still pending. The Company is not a party to any other pending or threatened legal proceedings.

7. LOSS PER SHARE

Loss per share for the six months ended June 30, 2008 does not include the effects of the 9,690,000 Warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

8. SUBSEQUENT EVENTS

On August 6, 2008 the Company entered into a 2 year agreement with a software company to resell the EdgeMagicTM and MarkMagicTM product lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM , is an online bar code software product for IBM System i (formerly known as the AS/400) computers. This software lets businesses design and print all types of documents, such as bar code labels, radio frequency identification (“RFID”) tags, e-forms, and other media, using live data, with little or no programming necessary. Mark Magic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

The Company’s newest product, EdgeMagicTM , released in February 2008, is an RFID control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices; commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates; and integrate with popular System i ERP and Warehouse Management application packages.

Comparison of the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

The following table summarizes certain aspects of the Company’s results of operations for the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change $	Change %	2008	2007	Change $	Change %

Revenues	$354,488	$385,833	$(31,345)	(8.0%)	$630,944	$754,080	$(123,136)	(16.0%)

Direct Costs
Hardware and Supplies	$63,925	$106,893	$(42,968)	(40.0%)	$97,417	$216,049	$(118,632)	(55.0%)
Royalties & Consulting	10,000	112,782	(102,782)	(91.0%)	21,537	19,531	2,006	10.0%

Total Direct Costs	$73,925	$219,675	$(145,750)	(66.0%)	$118,954	$235,580	$(116,626)	(50.0%)
% of total revenues	21.0%	57.0%			19.0%	31.0%

Gross margin	$280,563	$166,158	$114,405	69.0%	$511,990	$518,500	$(6,510)	(1.0%)
% of total revenues	79.0%	43.0%			81.0%	69.0%

Software development costs	$72,230	$100,751	$(28,521)	(28.0%)	$381,918	$433,256	$(51,338)	(12.0%)
% of total revenues	20.0%	26.0%			61.0%	57.0%

Sales and marketing expenses	$72,937	$168,217	$(95,280)	(57.0%)	$144,277	$282,406	$(138,129)	(49.0%)
% of total revenues	12.0%	22.0%			23.0%	37.0%

General and administrative expenses	$465,525	$302,060	$163,465	54.0%	$749,319	$638,096	$111,223	17.0%
% of total revenues	74.0%	40.0%			119.0%	85.0%

Interest expense	$189,311	$149,591	$39,720	27.0%	$340,373	$285,402	$54,971	19.0%
% of total revenues	53.0%	39.0%			54.0%	38.0%

Other Income -Expenses)	$415	$5,046	$(4,631)	(92.0%)	$3,991	$13,811	$(9,820)	(71.0%)
% of total revenues	0.0%	1.0%			1.0%	2.0%

(Loss) Income Before Taxes	$(519,025)	$(549,415)	$30,390	(6.0%)	$(1,099,906)	$(1,106,849)	$6,943	(1.0%)

Provision (benefit) for income taxes	$(262,943)	$(164,522)	$(98,421)	60.0%	$(356,193)	$(373,316)	$17,123	(5.0%)
Effective tax rate	51.0%	30.0%			32.0%	34.0%

Net loss	$(256,082)	$(384,893)	$128,811	(33.0%)	$(743,713)	$(733,533)	$(10,180)	1.0%
% of total revenues	(72.0%)	(100.0%)			(118.0%)	(97.0%)

Revenues

The decrease in revenues in absolute dollars for the three and six months ended June 30, 2008, as compared to the same periods in 2007, is primarily due to lower demand for hardware and supplies during the first three and six months of 2008 and a reduction in revenues from CYBRA’s OEM partners. We believe that this is a reflection of lower spending on technology in the general economy. We expect that our revenues will increase throughout 2008, due to sale of our new product, EdgeMagic.

Direct Costs

The costs for hardware and supplies in the three and six months ended June 30, 2008, were lower, as compared to the same periods in 2007, due to less demand for these product types as compared to the same periods in 2007.

Gross Margins

Gross Margins as a percentage of sales increased in the three and six months ended June 30, 2008, as compared to the same periods in 2007.

We expect that our gross margin will continue to increase in 2008 due to the sales of our new product, EdgeMagic and the related relatively higher margin hardware and RFID supplies to be sold with our new product.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic upgrades and enhance the Company’s current products, and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. EdgeMagic software product is now available, as of February 2008, for general release and all costs after this point in time, in accordance with SFAS No. 86 is expensed. During the three months ended June 30, 2008 and 2007, the software development costs that were expensed were $72,230 and $100,751, respectively. During the six months ended June 30, 2008 and 2007, the software development costs that were expensed were $381,918 and $433,256, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three and six months ended June 30, 2008, as compared to the same periods in 2007, is due to the prior year having a major advertising campaign. Beginning with the second half of 2007 marketing and promotion were brought in-house as opposed to using outside agencies.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the three and six months ended June 30, 2008, as compared to the same period in 2007. The overall rate of increase for General, Selling and Administrative was 17% for the six-month period and 54% for the three-month period. This increase was due to increased payroll costs in launching our new EdgeMagic product as well as professional fees associated with our public status.

Interest Expense

Interest expense is due to the 8% convertible debentures holders and in total was $189,311 and $149,591 for the three months ended June 30, 2008 and 2007 and $340,373 and $285,402 for the six months ended June 30, 2008 and 2007.

Other Income, Net

Interest and other income, decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease is due primarily to less interest income earned on lower bank balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets.

The Company recorded a (benefit) for income taxes of $262,943 and $164,522 for the three months ended June 30, 2008 and 2007 and $356,193 and $373,316 for the six months ended June 30, 2008, and 2007, respectively. The effective income tax rates were 51% and 30% for the three months ended June 30, 2008 and 2007 and 32% and 34% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income and benefits from the increase in the valuation allowance against U.S. deferred tax assets for the three and six months ended June 30, 2008.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the six months ended June 30, 2008 and 2007

	2008	2007	Change $	Change %

Cash and cash equivalents	$119,697	$424,909	(305,212)	-72%

Working capital (deficit) surplus	$(822,555)	$(201,629)	(620,926)	308%

Net cash used in operating activities	$(772,473)	$(715,028)	(57,445)	8%

Net cash used in investing activities	$(4,986)	$(31,483)	26,497	-84%

Net cash provided by (used in) financing activities	$110,000	$(91,950)	201,950	-220%

Long-term debt, less current portion	$2,267,016	$2,033,793	233,223	11%

The increase in net cash used by operating activities was due to increases in legal and accounting fees associated with the Company’s public status as well as increased research and development, payroll and travel expenses in launching our new product, EdgeMagic.

As of June 30, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $119,697. The Company’s operations used $772,473 in cash during the six months ended June 30, 2008. This increase in cash used in operating activities is due to an increase in software development costs and payroll expenses in launching our new product, EdgeMagic. The Company requires $100,000 per month in total operating costs. The Company's cash balance at June 30, 2008 was $119,697. The Company’s working capital deficiency, excluding deferred revenue of $304,918, was $517,637. The Company believes this is a relevant measurement of working capital, as deferred revenue represents an obligation to provide future services instead of a future cash outflow.

During 2008 the Company issued 146,667shares of common stock to investors for proceeds of $110,000.

On March 4, 2008, the Company decided to extend its current private placement in order to raise a total of $1,500,000 through the sale of its common stock. The Company anticipates closing this round of financing by September 2008.

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at June 30, 2008 was $2,267,016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, management concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our CEO and interim CFO together with the our management have concluded, based on his evaluation of our internal controls over financial reporting, that as of June 30, 2008, due to insufficient resources in the accounting function to establish the proper segregation of duties, our internal controls over financial reporting were not effective and did not provide a reasonable assurance of achieving their objective. Management believes that such material weakness in our control over financial reporting will be rectified by the end of the third quarter of 2008 with the hiring of a part-time controller to assist in the monthly accounting functions. Management believes that the indicated control deficiencies do not affect our financial strength or business prospects.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter, the Company sold 146,667 Units, each Unit consisting of one share of the Company’s Common Stock, and one Class A and one Class B warrant to purchase one share of the Company’s Common Stock. Each Class A warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of the Common Stock equal to one-half of the Units purchased by the buyer for $0.75 per share. Each Class B warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of Common Stock equal to the Units purchased by the Buyer for $1.75 per share.

The securities were issued in the following transactions:

Shares of Stock	Class A Warrants	Class B Warrants	Consideration	Date of Purchase
80,000	40,000	80,000	$60,000	5/20/2008
66,667	33,333	66,667	$50,000	6/18/2008

The issuance of above shares of Common Stock and warrants was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder, and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act, who acquired their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of the Company’s shares.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2008		CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer