Form 10-Q
period 2008-09-30
CYBRA CORP
filed 2008-11-12
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 7, 2008 the registrant had 13,482,143 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265,694	$787,156
Accounts receivable, less allowance for doubtful accounts of $5,000	181,815	352,647
Loan receivable	-	6,000
Deferred income taxes	62,427	104,093

Total Current Assets	509,936	1,249,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization	85,352	98,495

OTHER ASSETS, at cost, less accumulated amortization	291,805	318,333

DEFERRED INCOME TAXES	1,554,163	1,156,304

DEFERRED FINANCE COSTS	204,315	414,857

SECURITY DEPOSITS AND OTHER	18,632	11,685

	$2,664,203	$3,249,570

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$376,035	$550,397
Accrued interest	488,392	336,169
Deferred revenue	328,859	284,990
Accrued liquidated damages - registration rights agreement	110,000	110,000
8% Convertible debentures	2,336,520	-
Total Current Liabilities	3,639,806	1,281,556

8% CONVERTIBLE DEBENTURES	-	2,160,800

STOCKHOLDERS' DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized; 13,465,476 and 12,610,954 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,757,745	1,329,545
Additional paid - in capital	727,603	727,603
Accumulated deficit	(3,460,951)	(2,249,934)

Total Stockholders' Deficiency	(975,603)	(192,786)

	$2,664,203	$3,249,570

See notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$328,573	$410,081	$959,517	$1,164,161

DIRECT COSTS
Costs of goods sold	22,693	167,645	120,110	383,694
Royalties and consulting	29,049	103,338	50,586	303,620

	51,742	270,983	170,696	687,314

GROSS MARGIN	276,831	139,098	788,821	476,847

GENERAL AND ADMINISTRATIVE EXPENSES	546,247	561,585	1,821,761	1,734,591

LOSS FROM OPERATIONS	(269,416)	(422,487)	(1,032,940)	(1,257,744)

OTHER INCOME (EXPENSE)
Interest expense	(198,112)	(154,567)	(538,485)	(439,969)
Interest income	146	4,666	3,802	18,477
Miscellaneous income	78	-	413	-
Liquidated damages - registration rights agreement	-	200	-	200

	(197,888)	4,866	(534,270)	(421,292)

LOSS BEFORE INCOME TAXES	(467,304)	(417,621)	(1,567,210)	(1,679,036)

INCOME TAXES (RECOVERY)	-	(221,827)	(356,193)	(595,143)

NET LOSS	$(467,304)	$(195,794)	$(1,211,017)	$(1,083,893)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.10)

Basic and diluted weighted-average shares outstanding	12,981,130	11,646,375	12,750,647	11,249,583

See notes to Financial Statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,211,017)	$(1,083,893)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	46,340	(16,533)
Deferred income tax recovery	(356,192)	(595,143)
Interest expense - amortization of debt discount	175,720	176,083
Amortization of deferred finance cost	210,542	112,219
Change in operating assets and liabilities
Accounts receivable	170,832	(60,918)
Loan receivable	6,000	-
Prepaid income taxes/income taxes payable	-	105
Security deposits and other assets	(6,947)	(190)
Accounts payable and accrued expenses	(174,361)	75,953
Accrued interest	152,223	188,767
Deferred revenue	43,869	10,836
Sales tax payable		(89)

Net Cash Used in Operating Activities	(942,991)	(1,192,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,671)	(10,043)

Net Cash Used in Investing Activities	(6,671)	(10,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loan payable - bank	-	(250,000)
Proceeds from stock subscription	-	1,826
Proceeds from private placement	428,200	833,050

Net Cash Provided by Financing Activities	428,200	584,876

DECREASE IN CASH AND CASH EQUIVALENTS	(521,462)	(617,970)

CASH AND CASH EQUIVALENTS
Beginning of period	787,156	1,263,370

End of period	$265,694	$645,400

See notes to Financial Statements

CYBRA CORPORATION
NOTES TO INTERIM FINANCIAL STATEMENTS

Notes to Consolidated Interim Financial Statements

1.   BASIS OF PRESENTATION

The unaudited financial information of CYBRA Corporation (the “Company”) has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflects all adjustments that, in the opinion of management, are necessary to fairly state the Company’s interim financial position and the results of its operations for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, this report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2007, has been omitted. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of results for the entire fiscal year ending December 31, 2008.

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
EdgeMagic®, whose first release was in February 2008, is an integrated radio frequency identification (“RFID”) control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, and integrate with popular System i ERP and Warehouse Management application packages.

At September 30, 2008, the Company had cash and cash equivalents of $265,694, a working capital deficit of $3,129,870 and an accumulated deficit of $3,460,951. Additionally, the Company has incurred a net loss of $1,211,017 for the nine months ended September 30, 2008.

Management has taken several steps to improve sales, profitability and cash flows for 2008. Among other things, the Company has released EdgeMagic®, a new RFID edge control system product line that management believes has revenue potential far in excess of the current product mix. In addition, it has formed a field level sales team.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Research and Development Costs

Research and development costs prior to completion of development of a product are expensed as incurred. In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $95,537 and $182,620 for the nine months ended September 30, 2008 and 2007, respectively. The cumulative development costs for Version 6 are $616,352 at September 30, 2008. Total research and development expense for the nine months ended September 30, 2008 and 2007 were $505,513 and $642,961, respectively. In 2007 most of that expense was included in payroll expenses. The cumulative R&D cost for EdgeMagic® is $751,913. Of that amount, $433,580 has been included in general and administrative expenses and $318,333 has been capitalized and is classified as other assets.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising costs for the nine months ended September 30, 2008 and 2007 were $55,449 and $260,818, respectively.

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

4.   8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face amount”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees. The convertible debenture balance at September 30, 2008 was $2,336,520. The amortization of deferred finance costs was $205,724 for the nine months ended September 30, 2008. The deferred finance cost balance at September 30, 2008 was $204,315.

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

The investors also received 7,500,000 Warrants, consisting of 2,500,000 Class A Warrants and 5,000,000 of Class B Warrants. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants were the only outstanding Warrants at December 31, 2007 that were issued in connection with the sale of the Debentures. However, 1,157,261 Class A Warrants and 2,314,522 Class B Warrants were issued together with 2,314,522 shares of Common Stock in connection with: (i) the sale of 2,030,668 units in 2007 and in the nine months ended September 30, 2008 at $0.75 per unit, and (ii) the issuance of 283,854 units in the nine months ended September 30, 2008 for services.

As part of the transaction, Debentures having a principal amount of $250,000 were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive, as additional fees, 5% of any cash collected as on the exercise of any of the Warrants.

5.   STOCKHOLDERS’ DEFICIENCY

During the nine months ended September 30, 2008, the Company issued 854,522 shares of Common Stock. Proceeds from the sale were $428,200.

Share-based Compensation

Total stock options outstanding at September 30, 2008 were 100,000, all of which were vested at September 30, 2008.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

The 100,000 options outstanding at September 30, 2008 were issued in December 2007, have a remaining outstanding life of 5 years and have an exercise price of $0.75 per share.

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

7.   LOSS PER SHARE

Loss per share for the nine months ended September 30, 2008 does not include the effects of the issuance of shares pursuant to the exercise of 9,690,000 Warrants, the 5,000,000 shares into which the 8% Convertible Debentures are convertible, or the issuance of shares pursuant to the exercise of 100,000 options, because the effects would be anti-dilutive.

8.   GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has suffered recurring cash flow deficiencies and losses from operations and has negative working capital, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM , is an online bar code software product for IBM System i (formerly known as the AS/400) computers. This software lets businesses design and print all types of documents, such as bar code labels, radio frequency identification (“RFID”) tags, e-forms, and other media, using live data, with little or no programming necessary. MarkMagic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

The Company’s newest product, EdgeMagic®, released in February 2008, is an RFID control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices; commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates; and integrate with popular System i ERP and Warehouse Management application packages.

Comparison of the three and nine months ended September 30, 2008 to the three and nine Months Ended September 30, 2007

The following table summarizes certain aspects of the Company’s results of operations for the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change $	Change %	2008	2007	Change $	Change %

Revenues	$328,573	$410,081	$(81,508)	-20%	$959,517	$1,164,161	$(204,644)	-18%

Direct Costs
Hardware and Supplies	$22,693	$167,645	$(144,952)	-86%	$120,110	$383,694	$(263,584)	-69%
Royalties & Consulting	29,049	103,338	(74,289)	-72%	50,586	303,620	(253,034)	-83%

Total Direct Costs	$51,742	$270,983	$(219,241)	-81%	$170,696	$687,314	$(516,618)	-75%
% of total revenues	16%	66%			18%	59%

Gross margin	$276,831	$139,098	$137,733	99%	$788,821	$476,847	$311,974	65%
% of total revenues	84%	34%			82%	41%

Software development costs	$123,594	$211,455	$(87,861)	-42%	$505,513	$642,961	$(137,448)	-21%
% of total revenues	38%	52%			53%	55%

Sales and marketing expenses	$60,123	$51,023	$9,100	18%	$204,399	$496,273	$(291,874)	-59%
% of total revenues	6%	4%			21%	43%

General and administrative expenses	$362,530	$299,107	$63,423	21%	$1,111,849	$595,357	$516,492	87%
% of total revenues	38%	26%			116%	51%

Interest expense	$198,112	$154,567	$43,545	28%	$538,485	$439,969	$98,516	22%
% of total revenues	60%	38%			56%	38%

Other Income (Expenses)	$224	$4,866	$(4,642)	-95%	$4,215	$18,677	$(14,462)	-77%
% of total revenues	0%	1%			0%	2%

Loss Before Taxes	$(467,304)	$(572,188)	$104,884	-18%	$(1,567,210)	$(1,679,036)	$111,826	-7%

Benefit for income taxes	$-	$(221,827)	$221,827	-100%	$(356,193)	$(595,143)	$238,950	-40%
Effective tax rate	0%	39%			23%	35%

Net loss	$(467,304)	$(350,361)	$(116,943)	33%	$(1,211,017)	$(1,083,893)	$(127,124)	12%
% of total revenues	-142%	-85%			-126%	-93%

Revenues

The decrease in revenues in absolute dollars for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to lower demand for hardware and supplies during the first three and nine months of 2008 and a reduction in revenues from CYBRA’s OEM partners. We believe that this is a reflection of lower spending on technology in the general economy. We expect that our revenues will continue to decrease in the fourth quarter of 2008 due to general market conditions in the struggling economy.

Direct Costs

The costs for hardware and supplies in the three and nine months ended September 30, 2008, were lower, as compared to the same periods in 2007, due to less demand for these hardware and supplies as compared to the same periods in 2007.

Gross Margins

Gross Margins as a percentage of sales increased in the three and nine months ended September 30, 2008, as compared to the same periods in 2007.

Our gross margin has increased and we expect it will continue to increase due to the sales of our new product, EdgeMagic, incurring lower cost per dollar of revenue and with the related relatively higher margin hardware and RFID sold and supplies to be sold with our new product.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic upgrades and enhance the Company’s current products, and fees paid to outside consultants. The majority of these expenses have been incurred by the Company in the United States. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. EdgeMagic software product has become available, as of February 2008, for general release and all costs after this point in time, in accordance with SFAS No. 86, have been expensed. During the three months ended September 30, 2008 and 2007, the software development costs that were expensed were $123,594 and $211,455, respectively. During the nine months ended September 30, 2008 and 2007, the software development costs that were expensed were $505,513 and $642,961, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, is due to the prior year having a major advertising campaign. Beginning with the second half of 2007 marketing and promotion were brought in-house rather than using outside agencies.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the three and nine months ended September 30, 2008, as compared to the same period in 2007. The overall rate of increase for general and administrative expenses was 87% for the nine-month period and 21% for the three-month period. This increase was due to increased payroll costs in launching our new EdgeMagic product as well as professional fees associated with our status as a public company.

Interest Expense

Interest expense is due to the 8% convertible debentures holders and in total was $198,112 and $154,567 for the three months ended September 30, 2008 and 2007 and $538,485 and $439,969 for the nine months ended September 30, 2008 and 2007.

Other Income, Net

Interest and other income decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease is due primarily to less interest income earned on lower bank balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment the Company is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, the Company has made estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws and historical bases of tax attributes associated with certain tangible and intangible assets.

The Company recorded a (benefit) for income taxes of $-0- and $221,827 for the three months ended September 30, 2008 and 2007 and $356,193 and $595,143 for the nine months ended September 30, 2008, and 2007, respectively. The effective income tax rates were 0% and 39% for the three months ended September 30, 2008 and 2007 and 23% and 35% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state and foreign income tax and permanent differences between GAAP pre-tax income and taxable income and benefits from the increase in the valuation allowance against U.S. deferred tax assets for the three and nine months ended September 30, 2008.

Although the Company has presently determined that a valuation allowance is not required with respect to the U.S. federal deferred tax asset, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company’s assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense and could have a significant impact on the Company’s earnings in future periods. During the three months ended September 30, 2008 a valuation allowance was provided for the full value of the tax benefit which would otherwise have been recorded due to the net loss for that period.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the nine months ended September 30, 2008 and 2007.

	2008	2007	Change $	Change %

Cash and cash equivalents	$265,694	$645,400	(379,706)	-59%

Working capital deficit	$(3,129,870)	$(31,076)	(3,098,794)	9972%

Net cash used in operating activities	$(942,991)	$(1,192,803)	249,812	-21%

Net cash used in investing activities	$(6,671)	$(10,043)	3,372	-34%

Net cash provided by financing activities	$428,200	$584,876	(156,676)	-27%

Long-term debt, less current portion	$0	$2,094,237	(2,094,237)	-100%

The decrease in net cash used by operating activities was due to decreases in payroll and related expenses, and decreases in software development costs.

As of September 30, 2008, the Company’s principal sources of liquidity were cash and cash equivalents of $265,694. The Company’s operations used $942,991 in cash during the nine months ended September 30, 2008. This increase in cash used in operating activities is due to an increase in software development costs and payroll expenses in launching our new product, EdgeMagic. The Company requires approximately $100,000 per month in total operating costs. The Company’s cash balance at September 30, 2008 was $265,694. The Company’s working capital deficiency, excluding deferred revenue of $328,859, was $2,801,011. The Company believes this is a relevant measurement of working capital, as deferred revenue represents an obligation to provide future services instead of a future cash outflow. However, to the extent that costs do not include amortization, they will require future cash outflows.

During the nine months ended September 30, 2008, the Company issued 854,522 shares of common stock to investors for proceeds of $428,200.

On September 16, 2008, the Company decided to extend its current private placement in order to raise additional funds through the sale of its common stock. The Company anticipates closing this round of financing by December 2008.

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. The convertible debenture balance at September 30, 2008 was $2,336,520.

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

We May Not Be Able To Pay, Refinance Or Otherwise Satisfy Our Obligations Under The Debentures.

The Debentures become due on April 10, 2009. We presently do not have the resources to pay the Debentures, and it is unlikely that we will be able to generate adequate cash from our operations to pay the Debentures when they become due. Furthermore, we can provide no assurance that we will be able to refinance the Debentures through new debt or equity financing or extend the term of the Debentures. If we are able to refinance or extend the term of the Debentures, the terms of such a refinancing or extension of the term may be burdensome and result in dilution to our shareholders.

Although the terms of the Debentures permit us to force conversion, subject to certain conditions, we can provide no assurance that we will be able to satisfy those conditions and force conversion of the Debentures before they mature on April 10, 2009. If we are unable to pay the Debentures or force their conversion on or before their maturity date, the holders of the Debentures can declare a default and demand their immediate payment. In such a case, we may be required to seek protection under the federal or state bankruptcy laws or take other actions that could impair our ability to continue our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, we are responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our management has conducted an assessment of our internal control over financial reporting, and has concluded that our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

PART II. OTHER INFORMATION
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter, the Company sold 424,002 Units, each Unit consisting of one share of the Company’s Common Stock, and one Class A and one Class B warrant to purchase one share of the Company’s Common Stock. Each Class A warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of the Common Stock equal to one-half of the Units purchased by the buyer for $0.75 per share. Each Class B warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of Common Stock equal to the Units purchased by the Buyer for $1.75 per share.

The securities were issued in the following transactions:

Shares of Stock	Class A Warrants	Class B Warrants	Consideration	Date of Purchase
66,667	33,333	66,667	$50,000.25	7/8/2008
56,000	28,000	56,000	$42,000.00	7/25/2008
66,667	33,333	66,667	$50,000.00	8/18/2008
66,667	33,333	66,667	$50,000.00	8/18/2008
33,334	16,667	33,334	$25,000.50	9/2/2008
33,333	16,667	33,333	$25,000.00	9/5/2008
66,667	33,333	66,667	$50,000.25	9/11/2008
34,667	17,333	34,667	$26,000.00	9/25/2008

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

Date: November 10, 2008	CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand Chief Executive Officer and Interim Chief Financial Officer