Form 10-K
period 2008-12-31
CYBRA CORP
filed 2009-04-02
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 000-52624

CYBRA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3303290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Executive Blvd., Yonkers, NY	10701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(914) 963-6600

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

As of June 30, 2008, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was 0, based on the fact that the registrant’s stock was not publicly traded until July 2008.

As of March 24, 2009, there were 13,572,143 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

i

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

In August 1997, Monarch Marking Systems, a supplier of labels and printers to retail customers, acquired a minority ownership position in CYBRA with the intention of establishing a strategic partnership.  Since that time, CYBRA’s fundamental strategy has been to establish OEM partnerships that embed MarkMagic in leading business software products. Vendors of these business software products resell MarkMagic   to their customers. In addition, CYBRA sells MarkMagic directly to businesses needing radio frequency identification (RFID) and bar code labels, as well as electronic forms. Today, the Company is well known for its computerized bar code document design and printing. CYBRA’s R&D department has core competencies in auto id/bar code and RFID expertise, object oriented programming and design, and information technology — especially in connection with the IBM System i.

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

CYBRA’s key distributors and resellers are Manhattan Associates, Apparel Business Systems, Vormittag Associates (“VAI”) and Solzon Corporation. CYBRA’s primary suppliers are: Avery Dennison (bar code and RFID printers and printing supplies), Psion Teklogix (bar scanners and wireless equipment), ScanSource (wholesale distributors), Blue Star (wholesale distributors), and Nimax (wholesale distributors).

	Percentage of Sales Attributable to Software Manufacturers	Percentage of Sales to End Users
2008	75%	25%
2007	78%	22%
2006	78%	22%

CYBRA’s annual revenues are derived from hundreds of customers. Sales to the largest customer (VAI in 2008, Wacoal in 2007 and Manhattan Associates in 2006), accounted for more than 10% of sales for the year ended December 31, 2008 and for the year ended December 31, 2007, as follows:

	Total Sales	Sales to the largest customer
2008	$1,397,150	$92,026
2007	$1,705,742	$204,203
2006	$1,558,288	$186,000

PRODUCTS AND SERVICES

MarkMagicTM

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

Until recently, MarkMagic has addressed the IBM System i market. During 2008 CYBRA developed a version of MarkMagic called MarkMagic Platform Independent (PI) that is designed to run on all major computing platforms, such as Windows, UNIX and Linux. MarkMagic PI is currently being evaluated by a number of potential customers.

MarkMagic Version 6, a major new product release, which contains enhanced RFID support and advanced print management features, was officially launched in March 2007 after being embraced during the beta testing period by customers and software partners. It was followed by Version 6.1 in September 2007 containing enhanced rules-based printing features and integration with CYBRA’s EdgeMagic. Version 6.5 was shipped in June 2008, providing a powerful, new MarkMagic add-on feature called MarkMagic On Demand, for creating web-based customer support applications.

A major new release, MarkMagic Version 7 is scheduled for general availability in May 2009. It will contain the all-new MarkMagic FormsComposer feature that adds full report writing functions to MarkMagic with a simple user interface. The other significant new feature in Version 7 is the Print Transformer, which provides MarkMagic users with powerful conditional printing capabilities.

EdgeMagic®

EdgeMagic, released in February 2008, is an integrated RFID control solution for IBM System i customers. It is also deployable on other platforms and is highly scalable. EdgeMagic is designed to manage edge readers and analog control devices; commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates and to track company assets; and integrate with popular ERP and Warehouse Management application packages.

Throughout 2007 and 2008 management focused substantially all of the Company’s resources on development and release of EdgeMagic with revenue potential that management believes will be far in excess of the current product mix.

Auto-ID MagicTM   Sales Strategy

Together, MarkMagic and EdgeMagic constitute CYBRA’s Auto-ID Magic family of products. CYBRA’s primary sales strategy is to sell through Application Software Vendors (ASV’s) that bundle MarkMagic and EdgeMagic with their package offerings.

Auto-ID (Automatic Identification) is a term that encompasses a wide range of technologies that allow items to be automatically identified, including Bar Code, RFID Tagging, Magnetic Stripe, Biometrics, etc.

The main benefits of Auto-ID are:

•	Reducing human error by eliminating manual look-up and entry;

•	Significant reductions in personnel training;

•	Increased speed, reducing labor costs; and

•	Improved security, as it can be difficult to forge or fool.

The key benefits to the ASV of OEMing CYBRA’s Auto-ID Magic family of products are:

•
Increased Revenues – ASV’s can generate an additional source of revenue through sales of CYBRA’s Auto-ID Magic family of products to future customers as well as to their installed base. With MarkMagic integrated into their application, their customers can quickly create new labels and change existing labels with ease, including RFID “smart” labels. With CYBRA’s forms component, they can eliminate many, or all, of the preprinted forms currently required by their application. These net savings give ASV customers a compelling reason to upgrade their ASV product. Utilizing EdgeMagic, ASV’s can help their customers with the essential need to comply with trading partner mandates, as well as developing tracking of their own assets, with ease and at a reasonable price compared to other alternatives.

•
Cost Avoidance – ASV’s can greatly reduce, or eliminate, their staff costs for ongoing source code maintenance and customer support for all Auto-ID customer requirements. Their staff no longer needs to learn and maintain competence on complex RFID printer or reader command languages.

•
Competitive Advantage – ASV’s can improve their competitive advantage by offering compliance labeling solutions – including the printing of RFID smart labels, and the commissioning, validating and management of RFID tags – to their customers on a wide range of RFID and bar code equipment from numerous manufacturers. ASV’s can avail themselves of a source for all RFID needs – middleware, training, services, equipment, supplies, maintenance and support – without having to develop their own expertise.

The Evolution of Auto-ID: From Bar Code To RFID

This section will introduce you to two key Auto-ID technologies – Bar Coding and RFID – briefly explaining what they are about, how businesses benefit from their use, how bar coding evolved to RFID and what role CYBRA plays in these vital areas.

In the beginning: UPC Bar Code

History was made on June 26, 1974, when the first product with a UPC bar code was run through a hand-made scanner at a check-out counter at Marsh’s supermarket in Troy, Ohio. It was a 10-pack of Wrigley’s Juicy Fruit chewing gum.

The supply chain would never be the same.

Today, that pack of gum is on display at the Smithsonian Institution’s National Museum of American History.

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

Comply or Die

In the late 1980s, manufacturers and distributors had no choice but to add bar code technology to their operations. These companies had to “comply” and integrate bar code technology because their customers had installed scanning systems to read bar code labels to cut data entry and handling costs and demanded that they either bar code or lose the business to a competitor.

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

Compliance specifications are complex and constantly changing, often without notice to the supplier. If any portion of the label is defective, out of date, or “out of spec”, the customer is liable for hefty fines called chargebacks. Typical fines include:

•	A National Retailer charges a minimum of $250 per order plus $3 per carton for incorrect carton label placement.

•	A Regional Retail Chain charges $300 for carton labels that do not scan.

•	Another National Retailer charges a minimum of $500 per order plus $75 per carton for incorrect item labeling.

•	A Sporting Goods Chain charges suppliers $1,000 for unscannable carton labels.

Chargebacks can easily add up to hundreds of thousands of dollars per year for a small to medium sized manufacturer. Major retailers such as Wal-Mart, Sears, Target, etc., accrue tens of millions of dollars from chargeback revenue.

Chargebacks are a significant cost center for a small to medium manufacturer and can mean the difference between profit and loss. Software that can help reduce a company’s chargeback expenses, by providing proper carton labeling and ticketing of merchandise produces an immediate return on investment.

This is where CYBRA’s MarkMagic comes in.

Thousands of CYBRA customers reduce their chargeback burden daily by relying on MarkMagic to handle their compliance labeling.

Manhattan Associates, a $335 million supply chain solution company, is a CYBRA ASV Partner that has built its business on this premise. Manhattan guarantees 100% compliance with the top 100 U.S. and global retailers’ guidelines for shipping and content labels. This is accomplished by integrating CYBRA’s MarkMagic bar code label software into Manhattan’s Warehouse Management and Transportation Execution software packages.

Second Generation: 2D Bar Codes

Advances in bar code printing and scanning capabilities have led to the development of new bar code types that can contain greater amounts of information in less and less space. The newer bar code types are called “stacked” 2D (two dimensional) bar codes because they encode data by layering a series of bars and spaces. Stacked 2D bar codes can contain as many as 3,000 characters or more in the space of a postage stamp, while the one dimensional bar codes are limited to between twelve and thirty characters.

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

The Future Arrives:   RFID

Bar codes have one big shortcoming: a scanner has to “see” the bar code to read it. RFID, by contrast, does not have this limitation. RFID tags – chips no larger than a grain of sand plus an attached antenna – can be read without being “seen” as long as they are within range of a reader, anywhere from a few inches to twenty or more feet. The tags can be embedded into packaging or applied to a product in a “smart” label. An entire pallet of 200 RFID tagged items can be read in an instant.

RFID technology was first used during World War II as an aircraft identification system, and businesses have used RFID technology on a limited basis for years. Drivers in twelve states in the Northeast United States are familiar with the E-ZPass system for paying tolls, which is based on RFID technology.

Recent technical breakthroughs have made RFID well-suited for retail, distribution, and consumer packaged goods manufacturing. Major retailers such as Wal-Mart, Target, and Metro Group Germany have mandated the tagging of items coming into their businesses. The U. S. Department of Defense requires RFID tagged shipments to solve such problems as tracking munitions. The State of California is mandating the use of RFID to match drug doses to patients in order to save thousands of lives a year by significantly reducing human errors in drug dispensing.

Currently retailers’ RFID mandates affect only the largest suppliers (the top Wal-Mart vendors, for example). In the years ahead, however, the RFID compliance mandates are expected to impact all suppliers regardless of size. The supply chain standards groups have adopted a new RFID standard, the EPC (Electronic Product Code), to supplement the simple UPC bar code.

The UPC bar code identifies the manufacturer and the product. Like a UPC bar code, the EPC also identifies the manufacturer and product. The EPC, however, identifies each item in the supply chain with a unique serial number.

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

CYBRA’s EdgeMagic RFID middleware is designed to provide RFID management capabilities with maximum scalability and minimum customization.  EdgeMagic provides a fully integrated RFID management system to manage readers and edge devices, commission and read RFID tags, and interface to the major ERP and Warehouse Management packages. EdgeMagic runs on the IBM System i, as well as other major computing platforms such as Windows, UNIX and Linux.

THE MARKET

Wal-Mart, along with the U.S. Department of Defense and the FDA, kick started the entire RFID industry in 2003 when they announced plans for revolutionizing the supply chain with RFID technology. RFID would enable a more visible and effective supply chain and better tracking of corporate assets. Other benefits included lower labor cost, reduced product theft, elimination of counterfeiting and reduced stock outages. According to figures released by the National Retail Foundation, out of stock alone is a $92 billion annual problem.

Five years after proponents began insisting that radio frequency identification would dramatically change the way companies track goods in the supply chain, it remains a niche technology held back by the difficulties its pioneers have had pulling in a critical mass of partners. A relatively small number of Wal-Mart’s suppliers have started using RFID since the retailer announced its famous supply chain “mandate”.

Although use of RFID technology across a broad range of products in the supply chain has not been universally adopted, many businesses are employing RFID to focus on solving a specific business problem, particularly when it can be done as a “closed loop”, i.e., without help from multiple partners. A majority of RFID projects to date have been closed loop. These projects are typically designed for tracking assets of all types – inventory, equipment, people, etc.

RFID Business Forecasts

A number of market research companies cover the RFID marketplace as a whole, and are often quoted as sources for market performance and projections. Among the leading analysts in this space are: ABI Research of Oyster Bay, NY; Gartner Research of Stamford, CT; IDTechEx, of Cambridge, United Kingdom; and Robert W. Baird & Company of Milwaukee, WI.

In their “RFID Annual Market Overview” report of March 2009, ABI Research forecasts total revenue earned from RFID transponders, readers, software and services will amount to more than $5.6 billion in 2009. “The recession has had an undeniable effect on deployment plans,” notes practice director Michael Liard, “but despite some project deferrals and terminations, there will be market growth, albeit fragmented.”  “In fact,” Liard adds, “many industry participants contacted by ABI Research feel current conditions are challenging but may only represent a small bump in overall RFID adoption.”

According to Gartner Research, the RFID market is heading into its “second wave of adoption.” Businesses are moving away from their initial pilot programs and are entering what Gartner is calling the “exploration phase.”

IDTechEx, in its June 2008 analysis of the RFID market, stated:

This year demand for RFID is on target for $5.3 billion globally as it powers its way to $27 billion in 2018. Much is now happening in Europe, although it is the US and China that share top slot as RFID spenders at present.

Retailer Metro in Germany has taken leadership in introducing RFID into general retailing. However, it is in apparel that we see a huge surge across the world and this is covering everything from tracking the bolts of cloth in the factories to pallets, cases and above all individual items of clothing, where Marks & Spencer is world leader, with approaching 350 million tags used yearly.

“We’ve seen apparel grow very rapidly this year,” IDTechEx CEO Raghu Das said. “We always expected apparel would be a leading segment of the retail industry for RFID, because of the fantastic results that Marks & Spencer previously announced. This year, we’re seeing a lot more companies, such as American Apparel, come out and talk about what they're doing with RFID.”

In their September 2008 publication, entitled Apparel RFID 2008-2018, IDTechEx reports that RFID tagging of apparel is emerging as the first major application of RFID in retail, with a strong business case.  In 2008, IDTechEx research finds that 38% of the money spent on RFID in retail is specifically for apparel tagging.

This trend plays to CYBRA’s strengths.  The most significant segment of our customer base consists of apparel companies — retailers, as well as manufacturers.  The IBM System i has an unusually high market share in the apparel business.

Total RFID Market Projections in billions of dollars 2008, 2013, 2018

Global RFID Activity by Country

With 70% of consumer goods expected to ultimately originate in China, the Chinese government is strongly driving use of RFID technology. The Korean government is subsidizing RFID usage, for similar reasons.

COMPETITION — MarkMagic

CYBRA Corporation’s MarkMagic product family faces competition for each of its feature sets, but it is our belief that no single product, on any platform, offers the wide range of output device and document support that MarkMagic brings to the marketplace.

MarkMagic’s advantage is that besides addressing the key requirements of thermal bar code label and RFID printing, it alone provides virtually all other printing needs that customers may demand. Only MarkMagic supports all the following printer devices and document types:

•	Thermal bar code tags

•	Thermal care labels

•	RFID smart labels

•	Laser printed bar code documents

•	Ink jet printed documents

•	Plastic ID cards with magnetic stripe encoding

In our current market, which can be defined as IBM System i users of bar code and RFID labeling, CYBRA faces one major competitor, T.L. Ashford, Covington, Kentucky, a private company of similar size to CYBRA. The competitor entered the bar code labeling software arena a few years before we did. To the best of our knowledge, the competitor has a larger base of System i bar code labeling customers than we have. The competitor’s base price is lower than ours, but additional features can level out the price difference. To the best of our knowledge, the competitor sells software only, and does not offer bar code and RFID equipment, supplies or services.

We expect to move beyond the IBM System i platform in 2009 and we anticipate a number of additional competitors. We believe that many of these competitors are well financed and have large customer installed bases. We expect CYBRA’s appeal will be based on our multiple platform support, multiple document type support and our experience and track record in integrating with business software packages.

COMPETITION — EdgeMagic

CYBRA’s EdgeMagic product faces well financed competition for each of its feature sets, but no single product offers the integrated solution that EdgeMagic brings to the System i platform.

EdgeMagic’s competitive advantage is that the functions of RFID tag reading and device control it provides are native to the System i platform. No PC’s or additional servers are required. The EdgeMagic solution significantly reduces the systems’ integration effort required to install competing solutions.

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

High-end competitors (selling a suite of products to a specific industry) include:

•	BEA Weblogic RFID Platform Edge Server
•	OAT Systems OAT Foundation Suite
•	IBM Websphere RFID Premises
•	Manhattan Associates EPC Manager
•	Seeburger RFID Workbench
•	Sybase iAnywhere

Low end (selling stand-alone tools that are not industry-specific) includes EPCSolutions Tag Manager.

Recent RFID investments include:

Company	Company Profile	Recent Investment
GLOBERANGER	RFID Middleware	March 2009	$8.3 million Series C from new and existing investors
OMNI-ID	RFID Technology	February 2009	$15 million Series C
THINGMAGIC	Manufactures RFID readers	November 2008 July 2008	Undisclosed from CIA $9.5 million CISCO
VUE TECHNOLOGY	RFID Middleware	October 2008	Acquired by Sensormatic for $43 million
AGILITY HEALTHCARE	RFID Middleware for Healthcare	October 2008	Acquired by GE for undisclosed amount
ALIEN	Manufactures RFID readers and tags	October 2008	$38 million from existing investors
OAT SYSTEMS	RFID Middleware	June 2008	Acquired by Checkpoint for $37 million (+ $8 million in incentives)
IMPINJ	RFID Technology	January 2008	$14 million

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

•
Channel Partners whose products CYBRA resells to provide a single source for a customer’s entire bar code label and RFID needs. The table below contains a list of our key partners, the type of relationship(s) and the product(s) involved:

Company	ASV	Technology	Channel	Product
Apparel Business	√			MarkMagic Labels Development
Infor	√			MarkMagic Labels Runtime
Manhattan Assoc.	√			MarkMagic Labels Runtime
Network Systems	√			MarkMagic Labels Development
Vormittag Assoc.	√			MarkMagic Enterprise Development
Wynne Systems	√			MarkMagic Labels Development
Avery Dennison		√	√	Printers, Supplies, and RFID Encoders and Care Label Printers and Supplies
Datamax		√	√	Printers, Supplies, and RFID Encoders
HP		√	√	HP PCL laser printers
IBM		√	√	Printers, Supplies, and RFID Encoders, System servers
Intermec		√	√	Printers, Supplies, and RFID Encoders
Motorola		√	√	RFID Readers, Mobile Computers, Wireless Networks and Bar Code Scanners
Printronix		√	√	Printers, Supplies, and RFID Encoders
SATO		√	√	Printers, Supplies, and RFID Encoders
Teklogix		√	√	RFID Readers, Mobile Computers, Wireless Networks
Zebra		√	√	Label and Plastic Card Printers, Supplies, and RFID Encoders
Alien Technologies			√	RFID UHF readers and tags
Hand Held			√	Bar code scanners and imagers
IIMAK			√	Thermal Ribbons
Magellan			√	RFID PJM technology – readers and tags
Microscan			√	Fixed bar code scanners
PSC			√	Bar code scanners and imagers
Tagsys			√	RFID HF and UHF readers and tags

CYBRA’s key distributors and resellers are Manhattan Associates, Inc., Vormittag Associates, Inc., Apparel Business Systems, LLC and Solzon Corporation.

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

Effective April 20, 2007, the Company entered into a two year OEM Software Licensing Agreement with Vormittag Associates, Inc. (“VAI”) (the “VAI Agreement”). Pursuant to the VAI Agreement the reseller is granted marketing rights to the MarkMagic and EdgeMagic suite of software products and ancillary products in the United States and Canada. Thus VAI became the first OEM reseller for EdgeMagic. The VAI Agreement provides for set commissions on the sale of products based upon the then current list price. The VAI Agreement contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller’s provisions governing selling methods, and related standard provisions. The VAI Agreement automatically renews for additional one-year periods unless either party notifies the other of its intention to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the VAI Agreement by notifying the other party of its intent to do so three months in advance without cause.

Effective October 23, 2006, the Company entered into a two-year Domestic Reseller Agreement with Apparel Business Systems, Inc. (“ABS”) (the “Reseller Agreement”). Pursuant to this Reseller Agreement the Company granted ABS marketing rights to the MarkMagic suite of software products and ancillary products in the United States and Canada. The Reseller Agreement provides for set commissions on the sale of products based upon the then current list price. The Reseller Agreement contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller’s provisions governing selling methods, and related standard provisions. The Reseller Agreement automatically renews for additional one-year periods unless either party notifies the other of its intention to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the Reseller Agreement by notifying the other party of its intent to do so three months in advance without cause.

Effective August 27, 2007, CYBRA entered into three agreements with Solzon Corporation, Nashua, New Hampshire: (1) a Technology License Agreement; (2) a Contractor Agreement for System Integration and Consulting Services; and (3) a Reseller Agreement (the “Solzon Agreements”). Pursuant to the Solzon Agreements, Solzon has assigned to CYBRA a perpetual world-wide license to utilize Solzon’s RFID for iSeries Product and Solzon has agreed to provide support of the installation and configuration of CYBRA’s EdgeMagic Application Software at certain of CYBRA’s customer facilities. Pursuant to these Agreements, Solzon will abandon future development of Solzon’s products and for so long as Solzon is a reseller of CYBRA’s products, and for a period of two years thereafter, Solzon will cease all sales and marketing of its products to any third party. Solzon will be available to answer customers’ RFID and associated questions regarding application and customer needs. In addition, the parties entered in a two-year “Premier Reseller Software Licensing Agreement” (the “PRSLA”), pursuant to which Solzon will market and sell CYBRA’s suite of software products anywhere in the world. The PRSLA provides for set commissions on the sale of products based upon the then current list price. The PRSLA contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller’s provisions governing selling methods, and related standard provisions. The PRSLA automatically renews for additional one-year periods unless either party notifies the other of its intention to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the PRSLA by notifying the other party of its intent to do so three months in advance without cause. For so long as Solzon acts as a reseller of CYBRA’s products, and for a period of two years thereafter, Solzon has agreed not to compete with CYBRA’s business.

In May, 2008 CYBRA signed a strategic partnership agreement with Globe Tracker, Inc. (GTI), a Beijing, China based provider of Global Tracking and Monitoring solutions, to deliver comprehensive, integrated worldwide tracking solutions for global trading partners.  Says Jim Davis, Globe Tracker President, “CYBRA’s technology will be a key component of GTI’s Global Tracking and Monitoring Data Exchange Network. This partnership will provide its users the ability to collect tracking and monitoring data from any GTI enabled server in the world, in the same building or across the globe.”

Effective August 6, 2008, the Company entered into a two year OEM Software Licensing Agreement with DCS, Inc., a provider of IBM System i-based software solutions for law enforcement. Pursuant to this agreement the reseller is granted marketing rights to the MarkMagic™ and EdgeMagic® suite of software products and ancillary products in the United States and Canada. The agreement provides for set sales credits on the sale of products based upon the then current list price. The agreement contains confidentiality provisions, warranty and support obligations of CYBRA and the reseller's provisions governing selling methods, and related standard provisions. The agreement automatically renews for additional one-year periods unless either party notifies the other of its intentions to terminate at least 30 days prior to any termination or renewal date. Each party may terminate the agreement by notifying the other party of its intent to do so three months in advance without cause.

Research and Development

In fiscal year 2008, CYBRA Corporation spent $574,150 on Research and Development activities and in fiscal year 2007, the Company spent $839,879 on Research and Development activities. For the years ended December 31, 2008 and 2007, $358,867 and $318,333, respectively were capitalized and recorded as “Software Development” on the Balance Sheet.  All costs were borne directly by CYBRA. No customers paid for these activities in any direct fashion.

Employees

As of March 1, 2009, the Company employed eleven full time employees. In addition, the Company retains the services of consultants and other third-parties on an as-needed basis.

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

We may not be able to pay, refinance or otherwise satisfy our obligations under the 8% Convertible Debentures (the “Debentures”).

The Debentures become due on April 10, 2009.  We presently do not have the resources to pay the Debentures, and it is unlikely that we will be able to generate adequate cash from our operations to pay the Debentures when they become due.  Furthermore, we can provide no assurance that we will be able to refinance the Debentures through new debt or equity financing or extend the term of the Debentures.  If we are able to refinance or extend the term of the Debentures, the terms of such a refinancing or extension of the term may be burdensome and result in substantial dilution to our shareholders.

Although the terms of the Debentures permit us to force conversion, subject to certain conditions, we can provide no assurance that we will be able to satisfy those conditions and force conversion of the Debentures before they mature on April 10, 2009.  If we are unable to renegotiate or pay the Debentures or force their conversion on or before their maturity date, the holders of the Debentures have the right to declare a default and demand their immediate payment. Although we believe that it is unlikely that the holders of the Debentures will seek immediate payment, in such a case, we may be required to seek protection under the federal or state bankruptcy laws or take other actions that could impair our ability to continue our operations.

If our revenues or expenses differ from those that we project, our cash flow may decline and we may be forced to curtail our operations or seek additional financing.

Our cash requirements may vary from those now planned depending on numerous factors, including the impact of the recessionary economy on our revenues and possible increases in the cost of the products and services we use to support our business.  Although we currently estimate that our cash on hand together with projected cash flow from operations will be sufficient to finance our working capital and other cash requirements for the foreseeable future, there can be no assurance that our actual cash flow will be adequate to sustain our operations at their present level.  In that event, we may be forced to curtail our operations or to seek additional financing, which may not be available or available only on terms that are unfavorable to us and our shareholders.

We may not be able to raise sufficient capital to successfully operate or expand our business.

Our continued operations will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of business prove to be inaccurate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures, which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

We have had limited revenues thus far.

To date, we have had limited revenues. We had revenues of $1,397,150 and $1,705,742 in fiscal years 2008 and 2007, respectively. In fiscal year 2008, we had a net loss of $3,184,549 and in fiscal year 2007, we had a net loss of $1,410,352.  Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will be profitable

Accordingly, it is not possible to predict whether or not our current and proposed activities will be sufficiently profitable. Prospective purchasers of our securities should bear in mind that, in light of the risks and contingencies involved, no assurance can be given that we will ever generate enough revenue to offset expenses or to generate a return on invested capital. There is no guarantee of our successful, profitable operation. Our failure to achieve or maintain profitability can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

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

We may not successfully enhance existing products and services or develop new products and services in a cost-effective manner to meet customer demand in the evolving market for bar code and RFID software services.

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

We have spent and will continue to spend significant resources enhancing our existing capabilities and developing, implementing and launching our RFID products. We believe RFID software solutions represent a significant growth opportunity. However, losses are expected to result in the early stages until a sufficient number of customers are added whose recurring revenues, net of recurring costs, more than offset sales, marketing and other expenses incurred to add additional customers.

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

Bar code and RFID software companies compete for customers based on industry experience, know-how, technology and price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of our competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) better name recognition; and (iv) larger consumer bases. These advantages afford our competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage resellers to carry competitive products, (c) negotiate more favorable distribution contracts with resellers and (d) negotiate more favorable contracts with suppliers. We believe additional competitors may be attracted to the market, including IBM, Sun Microsystems, Microsoft, and HP. We also believe existing competitors are likely to continue to expand their offerings.
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

As competition in the bar code and RFID market continues to intensify, competitors may continue to merge or form strategic alliances that would increase their ability to compete with us for customers. These relationships may negatively impact our ability to form or maintain our own strategic relationships and could adversely affect our ability to expand our customer base. Because we operate in a highly competitive environment, the number of customers we are able to add may decline, and the cost of acquiring new customers through our own sales and marketing efforts may increase.

Our ability to compete effectively in the bar code and RFID services industry will depend upon our ability to (i) continue to provide high quality products and services at prices competitive with, or lower than, those charged by our competitors and (ii) develop new and innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in prices by competitors will not have a material adverse effect on our business, financial condition and results of operations, or that we will be able to compete successfully in the future.

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

Our business is dependent, in part, upon current relationships and those we intend to develop with suppliers, distributors and resellers in various markets and other third parties. The failure to develop or maintain these relationships could result in a material adverse effect on our financial condition and results of operations.

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

Success will be dependent to a significant degree upon the involvement of current management, especially Harold Brand, our CEO. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business plan. In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons is intense and there are no assurances that these individuals will be available. Such problems might be expected to have a material adverse impact on our financial condition, results of operations and future business prospects.

We are subject to control by officers and management and there could be conflicts of interest with management which may be adverse to your interests.

Management of CYBRA currently beneficially owns approximately 63.5% of the outstanding shares of our Common Stock. As a result, management possesses meaningful influence and control over the Company, and may be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions for the foreseeable future.

A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our shareholders. Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Such influence may not necessarily be consistent with the interests of our other shareholders.

Director and officer liability is limited.

As permitted by New York law, our certificate of incorporation limits the personal liability of directors to the fullest extent permitted by the provisions of New York Business Corporation Law. As a result of our charter provision and New York law, shareholders may have limited rights to recover against directors for breach of fiduciary duty.

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

We may issue additional shares of Common Stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If we determine to register for sale to the public additional shares of Common Stock or other debt or equity securities in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the Common Stock to decline. One of the factors that generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital, complete a business combination, or refinance the Debentures, we may find it necessary to issue securities, including but not limited to debentures, options, warrants or shares of preferred stock, conveying rights senior to those of the holders of Common Stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent senior rights are conveyed, the value of the Common Stock can be expected to decline.

The existence of outstanding warrants and shares available under our Incentive Stock Plan may harm our ability to obtain additional financing and their exercise will result in dilution to your interests.

We have outstanding 10,571,003 warrants to purchase an aggregate of 10,571,003 shares of Common Stock. Each of the Class A and Class B Warrants is exercisable for up to five years from date of issue at an exercise price of $.75 per share (Class A Warrants) and $1.75 per share (Class B Warrants). The holder of a warrant may not exercise a warrant, if, after giving effect to such issuance after exercise, such holder would beneficially own more than 4.99% of the Company’s outstanding shares.

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

We are subject to rules pertaining to “penny stocks”. The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our shares have not had a market price of or greater than $5.00 per share since they began trading, nor is it likely that they will attain such price in the foreseeable future. As a result, our Common Stock will be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of our Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

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

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our Common Stock is thinly traded, and as a result, the market price for our Common Stock may be particularly volatile, which could lead to wide fluctuation in our share price, as the sale of substantial amounts of our Common Stock in the public market could depress the price of our Common Stock.

The trading volume of our Common Stock on the OTC Bulletin Board has been relatively low when compared with larger companies listed on the OTC Bulletin Board or other stock exchanges.  Thinly traded stocks, such as ours, can be more volatile than stocks trading in an active public market. Because of this, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We cannot predict the effect, if any, that future sales of our Common Stock in the market, or availability of shares of our Common Stock for sale in the market, will have on the market prices of our Common Stock.  Therefore, we can give no assurance that sales of substantial amounts of our Common Stock in the market, or the potential for large amounts of sale in the market, would not cause the price of our Common Stock to decline or impair our ability to raise capital through sales of our Common Stock.

The market price of our Common Stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our Common Stock, and the current market price may not be indicative of future market prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its administrative and R&D offices in approximately 3,400 square feet of space located at One Executive Blvd., Yonkers, New York 10701. The Company has leased this space for a period of 17 years, beginning January 1993. Monthly rent is currently $6,437, plus an additional $376 for storage space in basement. Monthly rent for 2010 and subsequent years will be $6,438. Monthly rent includes electricity.

CYBRA also leases approximately 1,100 square feet in West Seneca (Buffalo), New York for sales and customer support. The Company is leasing this space for a period of 6 years, beginning June 1, 2005.  Monthly rent is $908 for the duration of the lease. Electricity is billed directly from the utility company.

ITEM 3. LEGAL PROCEEDINGS

A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzliya, Israel, by Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages plus interest, court costs and attorney’s fees.  The action against the Company’s CEO was dismissed and an appeal of such dismissal is pending. The Company has counter-claimed against Raz-Lee for failure to report sales and royalties and seeks an accounting, with damages estimated at $50,000. Each of the parties has asked the court to order a deposit of security for costs. The Company has provided a security deposit of $7,000 as requested by the court. At a pre-trial conference, the Court suggested that the Company pay Raz-Lee $25,000 in settlement of the claim and counter-claim. This suggestion was rejected by both parties. The Company intends to vigorously defend the claim and prosecute its counter-claim. The case is still pending. Management has consulted with counsel and at December 31, 2008, the Company has reserved $25,000 against the potential settlement, which is included in accrued expenses on the Balance Sheet and as a general and administrative expense on the Statement of Operations. The Company is not a party to any other pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading in our Common Stock began in the third quarter of 2008. Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “CYRP”.  The following table sets forth the range of high and low bid prices per share of our Common Stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2008:	High	Low
Quarter ended September 30, 2008	$0.9700	$0.2000
Quarter ended December 31, 2008	$1.2500	$0.2500

Holders

As of March 13, 2009, there were sixty-nine record owners of our Common Stock and twenty-five owners of convertible debentures.

Dividends

Holders of Common Stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. In addition, the terms of the Debentures restrict our ability to pay dividends. We have not paid any dividends and do not have any current plans to pay any dividends.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, the Company sold 16,667 Units, each Unit consisting of one share of the Company’s Common Stock, and one Class A and one Class B warrant to purchase one share of the Company’s Common Stock. Each Class A warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of the Common Stock equal to one-half of the Units purchased by the buyer for $0.75 per share. Each Class B warrant allows the holder thereof to purchase, for a period of five years from the date of issuance, a number of shares of Common Stock equal to the Units purchased by the Buyer for $1.75 per share.

The securities were issued in the following transactions:

Shares of Stock	Class A Warrants	Class B Warrants	Consideration	Date of Purchase
16,667	8,333.5	16,667	$12,500.25	10/8/2008

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007
The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2008, compared with the year ended December 31, 2007.

	Year Ended December 31,
	2008		2007		Change $	Change	%

Revenues
Products		792,002		1,175,162	(383,160)		-33%
Services		605,148		530,580	74,568		14%
Total Revenues		$1,397,150		$1,705,742	$(308,592)		-18%

Direct Costs	$		$			$
Hardware and Supplies		257,414		614,183	(356,769)		-58%
Royalties & Consulting		74,770		98,724	(23,954)		-24%

Total Direct Costs		$332,184		$712,907	$(380,723)		-53%
% of total revenues		24%		42%

Gross profit		$1,064,966		$992,835	$72,131		7%
% of total revenues		76%		58%

Research and development costs		$215,283		$171,590	$43,693		25%
% of total revenues		15%		10%

Sales and marketing expenses		$212,027		$460,337	$(248,310)		-54%
% of total revenues		15%		27%

General and administrative expenses		$1,809,503		$1,807,585	$1,918		0%
% of total revenues		130%		106%

Interest expense		$756,363		$610,219	$146,144		24%
% of total revenues		54%		36%

Other Income (Expenses)		$4,058		$26,648	$(22,590)		-85%
% of total revenues		0%		2%

Loss Before Taxes		$(1,924,152)		$(2,030,248)	$106,096		-5%
		138%		119%

Income Taxes (Benefit)		$1,260,397		$(619,896)	$1,880,293		303%
Effective tax rate		-66%		31%

Net loss		$(3,184,549)		$(1,410,352)	$(1,774,197)		-126%
% of total revenues		-228%		-83%

Revenues

The decrease in revenues in absolute dollars for the year ended December 31, 2008, as compared to the same period in 2007, is primarily due to lower demand for hardware and supplies during the year and a reduction in revenues from CYBRA’s OEM partners.  We believe that this is a reflection of lower spending on technology in the general economy.  We expect that our revenues will increase due to sale of our new product, EdgeMagic.

Direct Costs

The costs for hardware and supplies for the year ended December 31, 2008, were lower, as compared to the same period in 2007, due to less demand for these product types as compared to the same period in 2007.

Gross Profit

Gross Profit as a percentage of sales increased in the year ended December 31, 2008 as compared to the same periods in 2007.  This was due to selling fewer low margin products (hardware and supplies), while selling more higher margin products (software).

We expect that our gross margin will continue to increase in 2009 due to the sales of our new product, EdgeMagic, and the related relatively higher margin hardware and RFID supplies to be sold with our new product.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance the Company’s current products, and fees paid to outside consultants. Substantially all of these expenses have been incurred by the Company in the United States. Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which the Company is required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. The EdgeMagic software product is now available for general release and all costs after September 1, 2008, in accordance with SFAS No. 86 are expensed. During the year ended December 31, 2008 and 2007, the software development costs that were expensed were $215,283 and $171,590, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of, commissions, advertising and promotional expenses. The decrease in absolute dollars for the year ended December 31, 2008 as compared to the same period in 2007 is due to the prior year having a major advertising campaign.  Beginning with the second half of 2007 marketing and promotion were brought in-house as opposed to using outside agencies.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with the Company’s executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the year ended December 31, 2008 as compared to the same period in 2007. This increase was due to standard inflation and increased costs.

Interest Expense

Interest expense is due to the 8% convertible debentures holders and in total was $756,363 and $610,219 for the years ended December 31, 2008 and 2007. It also includes amortization of deferred financing costs of $301,393 (2008) and $164,795 (2007).

Other Income, Net

Interest and other income, decreased for the year ended December 31, 2008 as compared to the same period in 2007. The decrease is due primarily to less interest income earned on lower bank balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

The Company recorded income tax expense (benefit) of $1,260,397 and ($619,896) for the years ended December 31, 2008 and 2007. The effective income tax rates were -66% and 31% for the twelve months ended December 31, 2008 and 2007.  The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state income tax increase in valuation allowance for deferred tax asset and permanent differences between GAAP pre-tax income and taxable income.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital, long-term debt and cash flows as of and for the nine months ended December 31, 2008 and 2007.

	Year ended December 31,
	2008	2007	Change $	Change %
Cash and cash equivalents	$70,591	$787,157	(716,566)	-91%
Working capital deficit	$(3,431,973)	$(31,660)	(3,337,886)	10543%
Net cash used in operating activities	$(791,729)	$(1,009,648)	217,919	22%
Net cash used in investing activities	$(365,537)	$(371,442)	5,905	-2%
Net cash provided by financing activities	$440,701	$904,876	(464,175)	-51%
Long-term debt, less current portion	$-	$2,160,800	(2,160,800)	-100%

As of December 31, 2008, the Company’s principal sources of liquidity included cash and cash equivalents of $70,591. The Company’s operations used $791,729 in cash during the twelve months ended December 31, 2008. The company projects average monthly gross sales for the upcoming year to be $270,000. The Company requires $130,000 per month in total operating costs. The Company’s working capital deficiency excluding deferred revenue is $3,085,557. The Company believes this is a relevant measurement of working capital, as deferred revenue represents an obligation to provide future services instead of a future cash outflow.

During 2008, the Company issued 587,335 shares of common stock to investors for proceeds of $440,701.

As of the beginning of 2009, we are operating at break-even on a cash flow basis. However, the Company does not have the resources to repay the Debentures. We are currently attempting to renegotiate the terms of the Debentures, either by extending the due date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there is no guarantee that we will be successful in negotiating an extension of the maturity date of the Debentures or an exchange of the Debentures for preferred stock with all holders of the Debentures.  If we are successful, we believe we can sustain the Company’s cash flow at break-even and will not need additional sources of financing for the short term.

Critical Accounting Policies

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. We have identified certain accounting policies that we believe are most important to the portrayal of our current financial condition and results of operations.

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

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Non-employees

We adopted SFAS 123(R), as of January 1, 2006. SFAS 123(R) replaced the existing requirements under SFAS No. 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock-based Compensation to Employees, or APB 25. According to SFAS 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of income.

Under SFAS 123(R), stock-based compensation expense is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award’s vesting period. For all grants made, we recognize compensation cost under the straight-line method.
We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

•	the volatility of our stock price;

•	the expected life of the option;

•	risk free interest rates; and

•	expected dividend yield.

Income Taxes
We account for income taxes using the liability method in accordance with SFAS No.109, Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of FIN 48, we did not recognize any current tax liability for unrecognized tax benefits. We do not believe that there are any unrecognized tax positions that would have a material effect on the net operating losses disclosed. We have estimated the amount of our net operating loss carry-forwards and we currently have engaged tax professionals to evaluate the amount of net operating loss carry-forward available to us to offset future taxable income, under Internal Revenue Code Section 382.

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

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of having to pay out additional expenses that may have a material adverse effect on the financial condition of the Company taken as a whole should be disclosed. Refer to Note 8 of Notes to the Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 2 of Notes to the Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto are set forth immediately after the signature page in this Annual Report on Form 10-K. Set forth below is the table of contents for the aforementioned financial statements and notes thereto.

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – KBL, LLP	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – BERNSTEIN & PINCHUK LLP	F-2

FINANCIAL STATEMENTS

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F-5

STATEMENTS OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 - F-17

Item 9. CHANGES IN AND DISGAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Limitations on the Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer, except that Jonathan Rubin and Matt Rothman were chosen by the purchasers of Debentures to serve as directors, as described below in Item 13.  Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers serve at the pleasure of the Board of Directors and may be terminated at any time at will.

Directors

Name	Age	Present Position and Offices	Term of Office

Harold Brand	58	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	Since 1985

Sheldon Reich	51	Vice President Solutions and Director	Since 1990

Robert J. Roskow	65	Executive Vice President and Director	Since 1995

Jonathan Rubin	38	Director	Since 2007

Matt Rothman	30	Director	Since 2007

Set forth below are brief accounts of the business experience during the past five years of each director of the Company.

Harold Brand is a founder of CYBRA and has been its Chairman of the Board and Chief Executive Office since 1985. Mr. Brand has been the Company’s Interim Chief Financial Officer since 2006. He is responsible for managing the Company’s operations, monitoring its performance, and planning and overseeing R&D projects. Mr. Brand developed much of CYBRA’s proprietary technology. Prior to founding CYBRA, Mr. Brand was the Vice President of Personnel Systems at Manufacturers Hanover Trust Company (currently JP Morgan Chase Bank), a New York City money center bank, where he managed a multimillion dollar annual budget and a staff of 25 professionals. A highly rated speaker at IBM technical conferences, Mr. Brand holds a Masters of Science degree in Computer Science from Rutgers University in New Brunswick, New Jersey.

Sheldon Reich has been Vice President of Marketing and a Director of the Company since 1990. His title was recently changed to Vice President Solutions to more accurately reflect his role in the Company. He has expertise in the creative application of Auto ID technology. In April 2004, Mr. Reich was selected by IBM to help design their infrastructure solution for enabling RFID wireless inventory systems. Prior to joining CYBRA, Mr. Reich held the position of Copy Director at Bantam Doubleday Dell publishing. He developed business-to-business marketing programs for such clients as: NYNEX, AT&T Microelectronics, and Philips Information Systems. A frequent speaker at industry conferences and user group meetings, Mr. Reich, holds a Bachelor of Arts degree in Linguistics from the State University of New York at Stony Brook.

Robert J. Roskow joined CYBRA in 1994 in the capacity of Vice President of Sales and a Director. His participation has recently transitioned to that of a sales advisory role, along with a change in title to Executive Vice President. Bob is also founder of Profit Horizons, Inc., a sales consultancy. He brings to CYBRA more than 30 years of high technology marketing experience with the IBM Corporation. Mr. Roskow’s marketing achievements with IBM were rewarded with membership in 17 100% clubs and three Golden Circles, which signified reaching the top 3% of sales professionals in the company. One of the chief architects of IBM’s Business Partner Program, Mr. Roskow has consulted to more than 50 IBM Business Partners with annual revenues ranging from $200,000 to $50 million. Bob was a New Business Executive with IBM for the four years prior to his retiring in 1992.

Jonathan Rubin is an experienced small businessperson, having run his own businesses for the past six years. Mr. Rubin is a partner in the Jefferson Title Agency, which is licensed in several states. He is a seasoned real estate professional, with extensive experience in numerous areas of the real estate field, including, management, brokerage, title and finance. Mr. Rubin is active in the Lakewood, NJ, community, where he manages a free loan society, and sits on the Township Rent Control Board, the Board of Congregation Ohr Meir and other community involvement.

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

Officers

In addition to Harold Brand, Sheldon Reich and Robert J. Roskow, the following two people also serve as officers of the Company:

Name	Age	Present Position and Offices	Term of Office

Charles M. Roskow	37	Vice President of Operations	Since 2006

Larry Goldman	51	Vice President Finance	Since 2007

Charles M. Roskow heads CYBRA’s West Seneca, New York branch office and is chiefly responsible for pre-sales and post-sales support of CYBRA Corporation’s software products. He joined the Company in 1994 as an Account Manager and served as Customer Support Manager from 1997 to 2005, when he became Branch Manager. Acting in a sales engineering capacity, Mr. Roskow is CYBRA’s OEM customers’ primary point of contact and manages the end user support effort. Previously, as a CYBRA marketing representative, Mr. Roskow tripled sales in his territory. Before joining CYBRA, he was the owner and proprietor of Just Belts, a martial art belt manufacturer, which he built from a standing start to profitability and sale to new owners in 18 months. Mr. Roskow holds a Bachelor of Science degree in Business Administration from the State University of New York College at Fredonia.

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

Matt Rothman is the son of Samuel Rothman, an investor in the Company and an investor and control person of Global Equities. Robert J. Roskow is Charles M. Roskow’s father. None of the other directors or officers is related to any other director or officer of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  SEC regulations also require us to identify in this annual report any person subject to this requirement who failed to file any such report on a timely basis.

Based on our records and other information available to us, we believe that, in 2008, all Section 16(a) filing requirements were satisfied, except for four transactions.  Two of our directors, Matt Rothman and Jonathan Rubin, each failed to file a Form 4 relating to two transactions on a timely basis in 2008.

Code of Ethics

Due to the early stage nature of the business of CYBRA, it does not have a Code of Ethics.

Audit Committee

Due to the early stage nature of the business of CYBRA, it does not have an audit committee, nor has its board of directors deemed it necessary to have an audit committee financial expert. CYBRA expects to have several committees in place, including a compensation, budget and audit committee. At such time, CYBRA Corporation intends to have a member of the Board of Directors that meets the qualifications for an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by Mr. Harold Brand who is serving as the Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) for the last three completed fiscal years. The Company had no other executive officers whose aggregate compensation was in excess of $100,000 during the aforementioned fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Harold Brand, Chairman and Chief Executive Officer	2008	$ 165,847	$22,096(1)	$ 187,943
	2007	$ 187,943	-0-	$ 187,943
	2006	$ 194,135	-0-	$ 194,135

(1)	This amount consists of $14,153 of salary, and $7,943 of bonus, that were voluntarily deferred by Mr. Brand.

Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). In addition, Mr. Brand will be entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car.

Director Compensation

Inside directors are not compensated in their roles as directors. They are reimbursed, however, for reasonable expenses incurred on behalf of the Company. Outside Director compensation is $7,500 per year, plus expenses, for up to four regular meetings per year and an unspecified number of special meetings. For any additional in person meetings, compensation is $750 per meeting.  In 2008, Messrs. Rubin and Rothman each received $3,750 in cash compensation and 5,000 shares of common stock for services rendered as a director in 2007. In 2008, Mr. Rubin also received $3,750 in cash compensation and 5,000 shares of common stock for services rendered as a director in 2008, and Mr. Rothman received 5,000 shares of common stock, but has deferred such cash compensation and will be paid in the future.

Advisory Board

CYBRA Corporation’s Advisory Board consists of executive officers, as well as two outside advisors.

Arthur Hershaft, the former Chairman of Paxar Corporation, grew Paxar from $2 million in 1959 to over $800 million in 2007. He served as Paxar’s Chairman of the Board since 1986 and as Chief Executive Officer from 1980 through August 2001, resuming that position from May 2003 through late April 2005. In June 2007, Paxar was acquired by Avery Dennison for $1.34 billion. Mr. Hershaft is one of the pioneers of the labeling industry. Shortly after graduating from Carnegie Mellon Institute in Pittsburgh with a degree in engineering, Mr. Hershaft went into his father's business. Together they developed the first non-woven label to be compatible with permanent-press fabric. Under Arthur Hershaft’s stewardship, Paxar Corporation became a global leader in providing innovative merchandising systems for the retail and apparel industry. As part of the Avery Dennison Retail Information Services Group, Paxar designs and manufactures tickets, tags and labels, and provides the technology-including the printers, software control systems and necessary supplies-for retail product identification. Customers include the world's major retailers, branded apparel companies and contract manufacturers.

Dr. Shlomo Kalish, a CYBRA founder, is an Israel-based technology investor. In January 2007, Dr. Kalish made the 39th slot in Forbes’ Midals List of top dealmakers in the world, and first among Israeli dealmakers. In 1994, Dr. Kalish founded The Jerusalem Global Group, a technology focused investment house, and in 1999 he founded Jerusalem Global Ventures, a venture capital firm managing $120M. Jerusalem Global Ventures invests in seed and early-stage communications, information technology and life sciences companies. From 1997 to 1999, Dr. Kalish served as a General Partner of Concord (K.T.) Ventures I, LP, a leading Israeli venture capital fund, where he was responsible for the investments in Oridion Medical and Oren Semiconductors. Dr. Kalish frequently appears in the media and has been featured on the cover of Upside Magazine. He has also been cited in The Wall Street Journal, Dow Jones, Business Week and other business publications. Dr. Kalish holds a Ph.D. in Operations Research from MIT, a M.Sc. from the Sloan School of Management at MIT and a B.Sc. from Tel Aviv University. From 1970 to 1975 Dr. Kalish served in the Israeli Air Force as a fighter pilot. Dr. Kalish is active on the boards of many non-profit organizations and academic institutions, including Shalom Beineinu, a charitable organization of which he is Chairman; the Board of Governors of Bar Ilan University; the Board of Governors of the Technion and The Jerusalem College of Technology. Dr. Kalish serves on the board of Saifun Semiconductors — selected by Globes, an Israeli business journal, as one of Israel’s most successful startups, Valor Computerized systems, as well as a number of JGV’s portfolio companies.

The Advisory Board meets twice a year, in the fall and spring. Members of the Advisory Board are not compensated but are reimbursed for travel-related expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 24, 2009: (i) each person who is known by CYBRA to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of CYBRA; and (iii) all executive officers and directors of CYBRA as a group. The address of each director and Named Executive Officer listed in the table below is c/o CYBRA Corporation, One Executive Boulevard, Yonkers, NY 10701.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)

Directors and Officers

Harold Brand	7,438,460		54.8%

Robert Roskow	536,200		4.0%

Sheldon Reich	943,220	(2)	6.7%

Matt Rothman	10,500		*

Jonathan Rubin	10,000		*

All Officers and Directors as a Group (6 persons)	8,938,380	(3)	63.5%

Beneficial Owners of More Than 5%

Sam Rothman c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,600,833	(4)	11.8%

Sholom Chaim Babad c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,080,000	(5)	8.0%

*	Less than 1%.
(1)	Based upon 13,572,143 shares issued and outstanding as at March 24, 2009.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In 2006, the Company sought to raise capital through a private placement of 8% Convertible Debentures. Two shareholders of the Company, Sholom Chaim Babad and Sam Rothman acted as finders in the private placement and were paid a 10% fee, which they converted into Debentures and Warrants. They will also be entitled to receive as additional fees equal to 5% of any cash received by the Company upon the exercise of Warrants. In addition, Messrs. Babad and Rothman loaned $151,000 to the Company in 2005, and an additional $19,000 in the first quarter of 2006, the proceeds of which were used to redeem Preferred Stock owned by a third party. This loan, together with interest, was repaid out of the proceeds of the private placement.

The Company agreed, in connection with the private placement, to allow the purchasers of Debentures to appoint two members to its Board of Directors. Jonathan Rubin and Matt Rothman have been chosen by the Purchasers to join the Board of Directors.

The Board of the Company has confirmed, that in accordance with NASDAQ Rule 4200, only Messrs. Matt Rothman and Jonathan Rubin are deemed Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Bernstein & Pinchuk LLP (“B&P”) audited our financial statements for the fiscal year ended December 31, 2007. On January 7, 2009, our Board of Directors dismissed B&P as our independent registered public accounting firm effective immediately.  On January 7, 2009, our Board of Directors appointed KBL, LLP (“KBL”) as our independent registered public accounting firm for the fiscal year ended December 31, 2008.  The aggregate fees we paid to KBL for the year ended December 31, 2008, and to B&P for the year ended December 31, 2007 were as follows:

Bernstein & Pinchuk LLP	2008	2007

Audit Fees	$48,000	$61,836
Audit-Related Fees	-0-	-0-
Total Audit and Audit-Related Fees	$48,000	$61,836
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

KBL, LLP	2008	2007

Audit Fees	$18,000	$0
Audit-Related Fees	-0-	-0-
Total Audit and Audit-Related Fees	$18,000	$0
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

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

Date: April 1, 2009

By:	/s/ Harold Brand
HAROLD BRAND
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Harold Brand	Chairman of the Board,	April 1, 2009
HAROLD BRAND	Chief Executive Officer (Principal Executive Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sheldon Reich	Director	April 1, 2009
SHELDON REICH

/s/ Robert J. Roskow	Director	April 1, 2009
ROBERT J. ROSKOW

/s/ Jonathan Rubin	Director	April 1, 2009
JONATHAN RUBIN

/s/ Matt Rothman	Director	April 1, 2009
MATT ROTHMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYBRA Corporation

We have audited the accompanying balance sheet of CYBRA Corporation (“the Company”) as of December 31, 2008 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBL, LLP

Forest Hills, New York
April 01, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CYBRA Corporation.

We have audited the accompanying balance sheet of CYBRA Corporation. (“the Company”) as of December 31, 2007 and the related statement of operations, changes in stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk, LLP

New York, New York
March 5, 2008

CYBRA CORPORATION

FINANCIAL STATEMENTS

CYBRA CORPORATION
BALANCE SHEETS

ASSETS
	December 31,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$70,591	$787,156
Accounts receivable, less allowance for doubtful
accounts of $17,000 in 2008 and $5,000 in 2007	331,021	352,647
Loan receivable	-	6,000
Deferred income taxes	-	104,093

Total Current Assets	401,612	1,249,896

PROPERTY AND EQUIPMENT, at cost, less accumulated
depreciation and amortization of $237,186 (2008) and $210,852 (2007)	78,831	98,495

SOFTWARE DEVELOPMENT, at cost, less accumulated amortization	553,071	318,333
of $124,129 (2008)
DEFERRED INCOME TAXES	-	1,156,304

DEFERRED FINANCE COSTS	113,010	414,857

SECURITY DEPOSITS AND OTHER ASSETS	18,711	11,685

TOTAL ASSETS	$1,165,235	$3,249,570

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$437,088	$550,397
Accrued interest	537,290	336,169
Deferred revenue	346,416	284,990
Accrued liquidated damages - registration rights agreement	110,000	110,000
8% Convertible Debentures	2,402,791
Total Current Liabilities	3,833,585	1,281,556

8% Convertible Debentures	-	2,160,800

TOTAL LIABILITIES	3,833,585	3,442,356

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding at December 31, 2008 and 2007	-	-
Common stock, par value .001 per share, 100,000,000 shares authorized;
13,512,143 and 12,610,954 shares issued and outstanding	13,512	12,611
at December 31, 2008 and 2007, respectively
Additional Paid - in capital	2,752,621	2,044,537
Accumulated deficit	(5,434,483)	(2,249,934)

Total Stockholders' Deficit	(2,668,350)	(192,786)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,165,235	$3,249,570

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007

REVENUES
Products	$792,002	$1,175,162
Services	605,148	530,580
TOTAL REVENUES	1,397,150	1,705,742

COST OF GOODS SOLD
Equipment Purchases	257,414	614,183
Royalties and consulting	74,770	98,724
	332,184	712,907

GROSS PROFIT	1,064,966	992,835

RESEARCH AND DEVELOPMENT COSTS	215,283	171,590
GENERAL AND ADMINISTRATIVE EXPENSES	2,021,530	2,267,922
TOTAL OPERATING EXPENSES	2,236,813	2,439,512

LOSS FROM OPERATIONS	(1,171,847)	(1,446,677)

OTHER INCOME (EXPENSE)
Interest expense, 2008 includes $301,847 and 2007 includes
$164,795 of amortization of deferred finance costs for the year	(756,363)	(610,219)
Interest income	4,058	26,648
	(752,305)	(583,571)

LOSS BEFORE INCOME TAXES	$(1,924,152)	$(2,030,248)

DEFERRED INCOME TAXES (BENEFIT)	1,260,397	(619,896)

NET LOSS	$(3,184,549)	$(1,410,352)

PER SHARE DATA
Basic and diluted net loss per share	$(0.25)	$(0.12)

Basic and diluted weighted-average shares outstanding	12,936,951	11,591,720

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Stock
	Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	paid-in-capital	Receivable	Deficit	Total

Balance at December 31, 2006	10,956,000	$10,956	$177,883	$(1,826)	$(839,582)	$(652,569)

Common stock issuance in private placement	1,460,000	1,460	1,093,540	-	-	1,095,000

Stock issued for services	78,854	79	163,270	-	-	163,349

Exercise of stock options	116,100	116	57,934	-	-	58,050

Stock subscription paid	-	-	-	1,826	-	1,826

Derivative instruments converted in APIC	-	-	551,910	-	-	551,910

Net loss for the year	-	-	-	-	(1,410,352)	(1,410,352)

Balance at December 31, 2007	12,610,954	$12,611	$2,044,537	$-	$(2,249,934)	$(192,786)

Common stock issuance in private placement	587,335	587	440,114	-	-	440,701

Stock issued for services	293,854	294	256,592	-	-	256,886

Conversion of debentures to equity	20,000	20	11,378	-	-	11,398

Net loss for the year	-	-	-	-	(3,184,549)	(3,184,549)

Balance at December 31, 2008	13,512,143	13,512	2,752,621	$-	$(5,434,483)	$(2,668,350)

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Years Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,184,549)	$(1,410,352)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	12,000	-
Depreciation and Amortization	150,463	19,417
Stock based compensation	256,886	163,349
Deferred income tax expense resulting from increase in
valuation allowance of deferred tax asset	1,260,397	(619,896)
Interest expense - amortization of debt discount	253,389	242,646
Amortization of deferred finance cost	301,847	164,795
Provision for settlement of litigation	25,000
Changes in operating assets and liabilities
Accounts receivable	9,626	(77,840)
Loan Receivable	6,000	(6,000)
Prepaid income taxes/income taxes payable	-	105
Security deposits and other assets	(7,026)	(304)
Accounts payable and accrued expenses	(138,309)	246,708
Accrued interest	201,121	239,878
Sales tax payable	-	-

Net Cash Used in Operating Activities	(791,729)	(1,009,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,670)	(53,109)
Additions to software development costs	(358,867)	(318,333)
Net Cash Used in Investing Activities	(365,537)	(371,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Paid to former stockholder	-	(250,000)
Proceeds from stock subscription	-	1,826
Proceeds from private placements	440,701	1,153,050

Net Cash Provided by Financing Activities	440,701	904,876

DECREASE IN CASH AND CASH EQUIVALENTS	(716,565)	(476,214)

CASH AND CASH EQUIVALENTS
Beginning of year	787,156	1,263,370

End of year	$70,591	$787,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$16,982
Income Taxes	$490	$-
NON-CASH DISCLOSURE
Conversion of Debt to Equity	$11,398	$-

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND FINANCIAL STATUS OF COMPANY

Description of Business and Credit Risk

CYBRA Corporation (“the Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher, and systems integrator in the IBM midrange market. Their flagship product, MarkMagicTM, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. Substantially all of the Company’s accounts receivables are due from manufacturing companies and software vendors located throughout the United States.

EdgeMagic®, first released February 2008, is an integrated radio frequency identification (“RFID”) control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integrate with popular ERP and Warehouse Management application packages.

At December 31, 2008, the Company had cash and cash equivalents of $70,591, and a working capital deficit of $3,431,973, which includes certain current liabilities that are not expected to require cash settlement. Additionally, the Company has incurred a net loss of $3,184,549 for the year ended December 31, 2008. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for 2009, particularly with the introduction of EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The Company, as further discussed in Note 3, is obligated under 8% Convertible Debentures that become due on April 10, 2009.  The Company presently does not have the resources to pay the Debentures, and it is unlikely that it will be able to generate adequate cash from its operations to pay the Debentures when they become due.  Furthermore, the Company can provide no assurance that it will be able to refinance the Debentures through new debt or equity financing or extend the term of the Debentures.  If the Company is able to refinance or extend the term of the Debentures, the terms of such a refinancing or extension of the term may be burdensome and result in substantial dilution to its shareholders.

Although the terms of the Debentures permit the Company to force conversion, subject to certain conditions, the Company can provide no assurance that it will be able to satisfy those conditions and force conversion of the Debentures before they mature on April 10, 2009.  If the Company is unable to renegotiate or pay the Debentures or force their conversion on or before their maturity date, the holders of the Debentures have the right to declare a default and demand their immediate payment.  In such a case, the Company may be required to seek protection under the federal or state bankruptcy laws or take other actions that could impair its ability to continue its operations. While Management of the Company is currently continuing to negotiate with debenture holders in good faith and remains optimistic of a positive result, the Company remains vulnerable in the near term to the real possibility of catastrophic events that would be caused should a bankruptcy filing be required, even though that may not necessarily occur on April 10, 2009, but could take place some time thereafter.

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

Research and Development Costs

Research and development costs prior to completion of development of a product are expensed as incurred. Total research and development expense for the years ended December 31, 2008 and 2007 were $215,283 and $171,590, respectively. In 2007, some of these costs were included in salary expense. In May 2005, the Company began development of MarkMagic Version 6 and has incurred research and development expense of $520,815 and $209,997 for the years ended December 31, 2008 and 2007, respectively. The cumulative development costs for Version 6 are $659,205 at December 31, 2008. The cumulative cost for EdgeMagic® is $941,805. Of that amount, $264,605 has been included in general and administrative expenses and $677,200 has been capitalized and is classified as Software Development Costs.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. In December 2006, the FASB approved FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of how FSP EITF 00-19-2 and FSP EITF Topic D-98 affected these accompanying financial statements. The adoption of FSP EITF 00-19-2 accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital).

Derivative Financial Instruments

The Company accounts for its Warrants which were issued in a private placement of the 8% Convertible Debentures with detachable Warrants on April 10, 2006, as derivatives under the guidance of Statement of Financial Accounting Standards No. 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Emerging Issues Task Force Issue 00-19 – Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock (“EITF 00-19”). The Company considers these standards applicable by adopting “View A” of the Issue Summary relating to Emerging Issues Task Force Issue 05-04 – The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in Emerging Issues Task Force Issue 05-02 – The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19  (“EITF 05-02”)

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because the Company has continued to experience a net operating loss since inception.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. FIN 48 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising included amounted to $59,983 and $278,812 in 2008 and 2007, respectively.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to valuation of stock grants and stock options, the net operating loss carry-forward, the valuation allowance for deferred taxes and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Cash and Cash Equivalents

We classify marketable securities that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

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

Accounts Receivable

We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past-due accounts based on the contractual terms of the receivables, and our relationships with and the economic status of our customers.

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 and $5,000 for the years ended December 2008 and 2007, respectively.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addressed the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, pro-forma disclosure is no longer an alternative.

Under FAS-123R, the Company was required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also required companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

The Company adopted FAS-123R on January 1, 2006, using the modified prospective method. Stock issued to consultants for consulting services was valued as of the date of the agreements with the various consultants, which in all cases was earlier than the dates when the services were committed to be performed by the various consultants.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of our Company that has satisfied a one-year holding period.

Fair Value of Financial Instruments

The Company is required to estimate the fair value of the stock-based financial instruments issued in connection with the sale of the Debentures, which were issued at the time that the Company was privately held. Estimating the values of the stock-based financial instruments of privately held companies, which cannot be referenced to a quoted market price, even to establish the value of the underlying common shares, involves significant uncertainty. It also involves the application of assumptions that may vary substantially from those that would be applied by actual buyers and sellers of the instruments. Without a quoted stock price to use as a basis of measurement, the Company has estimated the value of the Common Stock, Warrants and the conversion feature of the Debentures based on a value of approximately $0.13 per share. This value was estimated by 1) assuming that the $2,500,000 received from investors, as an arm’s-length transaction, represented the total fair value of the instruments issued to those investors, 2) estimating the fair value of the Debentures issued if there were no conversion feature or Warrants, 3) allocating the remainder to the derivative financial instruments, and 4) using a 147% volatility factor, as discussed below, to derive the implied Common Stock value, the value of conversion feature (included as part of the initial value of the Debentures) and values for the two classes of Warrants that are accounted for as separate derivative financial instruments.

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

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 FSP 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 became effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008 and 2007, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

New Accounting Pronouncements

Recently Issued Accounting Standards

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the year ended December 31, 2008.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In April 2008, FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

 In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51. SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements included herein to conform to the 2008 presentation.  These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company.

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  The convertible debenture balance at December 31, 2008 and 2007 was $2,402,791 and $2,160,800, respectively. The amortization of deferred finance costs was $301,847 and $164,795 for the years ended December 31, 2008 and 2007, respectively. The deferred finance cost balance at December 31, 2008 and 2007 was $113,010 and $414,857, respectively.

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

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at December 31, 2008 that were issued in connection with the sale of the Debentures.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $3,151 of related interest have been accrued through December 31, 2008.

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

4. STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2008, the Company issued 313,854 shares of Common Stock. Of this amount, 293,854 shares were issued for services such as advertising, consulting, and investor relations. The Company issued 282,188 of these shares on September 22, 2008 at $.90 per share and 11,666 shares on November 17, 2008 at a value of $.25 per share. On November 24, 2008 an additional 20,000 shares were issued at $.50 per share to a Debenture holder on a conversion to common stock.

The Company also sold 587,335 units for $0.75 per unit. Each unit consisted of one share of restricted Common Stock, one Class A Warrant to purchase one-half share of Common Stock at $0.75 per share, and one Class B Warrant to purchase one share of Common Stock at $1.75 per share. Each class of Warrants has a five-year term. Accordingly, the Company issued 293,667 Class A Warrants and 587,335 Class B Warrants in 2008. The Company received total proceeds of $440,701 from the sale of units in 2008. The Company issued a total of 901,189 shares of Common Stock in 2008.

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

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the years ended December 31, 2008 and 2007. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

Total stock options outstanding at December 31, 2008 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

2008
Stock Options Outstanding
Beginning of the Year	100,000
Granted	0
Exercised	0
Outstanding end of the year	100,000
Options exercisable at the end of the year	100,000

2007
Stock Options Outstanding
Beginning of the Year	0
Granted	178,954
Exercised	(78,954)
Outstanding end of the year	100,000
Options exercisable at the end of the year	100,000

The 100,000 options outstanding at December 31, 2008 were issued in December 2007, have a remaining outstanding life of 4 years and have an exercise price of $0.75 per share.

Assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2008 and 2007 were as follows:

Average risk-free interest rate	4.5%
Average expected life	5 years
Expected volatility	147%
Expected dividends	0%

Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighed Average Remaining Contractual Term In Years

Outstanding at December 31, 2007	9,690,000	3,230,000	6,460,000	1.42	3.40
Total Outstanding Warrants – December 31, 2007	9,690,000	3,230,000	6,460,000	1.42	3.40
Exercisable at December 31, 2007	9,690,000	3,230,000	6,460,000	1.42	3.40
Granted	881,003	293,669	587,334	1.42	4.50
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.49
Total Outstanding Warrants – December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.49
Exercisable at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.49

5. PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31,

	2008	2007	Estimated Useful Life in Years
Furniture and office equipment	$185,479	$178,809	5
Computer software	109,244	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	316,017	309,347

Less: Accumulated Depreciation	237,186	210,852

	$78,831	$98,495

	December 31,

	2008	2007	Estimated Useful Life in Years
Software Development Costs	$677,200	$318,333	3
Less: Accumulated Amortization	124,129	-0-

	$553,071	$318,333

The Company’s policy is to capitalize software development costs in accordance to SFAS No. 86. The Company’s quarterly reports on Form 10-Q made during 2008 did not reflect the capitalization of the software development costs incurred during the period January 1, 2008 to September 1, 2008, in the Company’s financial statements filed with these quarterly reports. The Company capitalized a total of $358,867 of software development costs in 2008 and amortized $124,129 of these costs for the year ended December 31, 2008. The net effect of this capitalization reduced the net loss for the year ended December 31, 2008 by $234,738. If the capitalization of the software costs were properly made during the interim quarterly periods reported in 2008, this reduction in the net loss would have changed the financial results reported in each of the Company’s quarterly reports on Form 10-Q filed with the SEC. Management has determined that the amount of the restatement of the quarterly information is not material and has decided not to restate the quarterly financial statements previously filed.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at December 31, 2008 and 2007:

	December 31,
	2008	2007
Current assets and liabilities:
Accounts receivable	$(135,000)	$(156,928)
Accounts payable and accrued expenses	57,000	134,200
Deferred revenues	141,000	126,821
	63,000	104,093
Valuation allowance	(63,000)	-
Net current deferred tax asset	$0	$104,093

Non-current assets and liabilities:
Net operating loss carryforwards	$2,117,000	$1,162,505
Depreciation	(94,000)	(6,201)
	2,023,000	1,156,304
Valuation allowance	(2,023,000)	-
Net deferred tax asset	$0	$1,156,304

The Company has net operating losses amounting to approximately $5,000,000 that expire in various years from 2024 through 2028. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one year by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond our control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management intends to carefully monitor share ownership of 5% shareholders but cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company has no uncertain income tax positions under FIN No. 48.

The provision (benefit) for income taxes, consist of the following:
	Year Ended December 31,
	2008	2007

Current tax expense	$-	$-
Deferred tax (benefit)	(825,063)	(619,896)
Net change in valuation allowance	2,086,000	-

	$1,260,397	$(619,896)

The provision (benefit) for income taxes is comprised of the following:
	Year Ended December 31,
	2008	2007
Deferred:

Federal income	$937,060	$(460,870)
State income taxes	323,337	(159,026)

	$1,260,397	$(619,896)

The statutory Federal income tax rate and the effective rate is reconciled as follows:

	Year Ended December 31,
	2008	2007
Statutory Federal income tax rate	34%	34%

State taxes, net of Federal tax benefit	5%	5%

Valuation allowance	-108%	0%

Reversal of timing differences	3%	-8%

	-66%	31%

7. PREFERRED STOCK

The Company is authorized to issue 1,000 Class A Preferred shares and 1,000 Class B Preferred shares, each of which has a par value of $1.00.  No shares of preferred stock are currently outstanding.

8. COMMITMENTS AND CONTINGENCIES

a. Operating lease
The Company occupies office space in Yonkers under a lease agreement that expires on January 31, 2010. They also rent space in West Seneca. This lease agreement expires on May 31, 2010.

The minimum rental commitment is as follows:

2009	$88,152
2010	10,978
$99,130

Rent expense amounted to $92,786 and $92,193 for the years ended December 31, 2008 and 2007, respectively. This includes additional expense for storage.

b. Line of Credit
The Company has a $115,000 credit line available through its bank. No money was drawn from this line of credit in 2007 or 2008. In the event of borrowing, the repayment period is 36 months. The line of credit is personally guaranteed by Harold Brand, Chairman and Chief Executive and majority shareholder of the Company. The Company’s right to draw on the credit line is subject to approval of holders of Debentures constituting 60% of the principal amount of Debentures outstanding.

c. Litigation
A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzliya, Israel, by Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages plus interest, court costs and attorney’s fees.  The action against the Company’s CEO was dismissed and an appeal of such dismissal is pending. The Company has counter-claimed against Raz-Lee for failure to report sales and royalties and seeks an accounting, with damages estimated at $50,000. Each of the parties has asked the court to order a deposit of security for costs. The Company has provided a security deposit of $7,000 as requested by the court. At a pre-trial conference, the Court suggested that the Company pay Raz-Lee $25,000 in settlement of the claim and counter-claim. This suggestion was rejected by both parties. The Company intends to vigorously defend the claim and prosecute its counter-claim. The case is still pending. Management has consulted with counsel and at December 31, 2008, the Company has reserved $25,000 against the potential settlement, which is included in accrued expenses on the Balance Sheet and as a general and administrative expense on the Statement of Operations. The Company is not a party to any other pending or threatened legal proceedings.

d. Executive Employment Contract
Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). In addition, Mr. Brand will be entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the years ended December 31, 2008 and 2007, the Company incurred approximately $34,000 and $44,000 respectively, in sales commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following at December 31, 2008 and 2007:

	2008	2007
8% Convertible Debentures	2,402,791	2,160,800

The fair value of the Debentures does not differ significantly to their carrying amount because of their short-term maturity.

12. LOSS PER SHARE

Loss per share for the years ended December 31, 2008 and December 31, 2007 does not include the effects of the 10,571,003 Warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENTS

In February 2009, the Company issued 60,000 shares of Common Stock. These shares were issued for consulting services.

INDEX TO EXHIBITS

3.1	Certificate of Incorporation*
3.2	Bylaws*

4.1	Form of Securities Purchase Agreement dated as of April 10, 2006*
4.2	Form of Common Class A and B Stock Purchase Warrant dated as of April 10, 2006*
4.3	Form of 8% Convertible Debenture issued on April 10, 2006*
4.4	Form of Registration Rights Agreement dated as of April 10, 2006*
4.5	Form of Common Class A Stock Purchase Warrant issued in connection with private placement****
4.6	Form of Common Class B Stock Purchase Warrant issued in connection with private placement****
10.1	2006 Incentive Stock Plan*†
10.2	Employment Agreement between Harold Brand and CYBRA dated as of April 30, 2006*
10.3	Form of Domestic Reseller Agreement**
10.4	Form of International Reseller Agreement**
10.5	Form of Premier Reseller Software Licensing Agreement between CYBRA Corporation and Solzon Corporation dated as of August 27, 2007***
10.6	Form of Technology License Agreement dated as of August 27, 2007***
10.7	Form of Contractor Agreement for System Integration and Consulting Services dated as of August 27, 2007***
31.1	Section 302 Sarbanes-Oxley Certification – CEO****
31.2	Section 302 Sarbanes-Oxley Certification – CFO****
32.1	Section 906 Sarbanes-Oxley Certification – CEO****
32.2	Section 906 Sarbanes-Oxley Certification – CFO****

†	Compensatory Plan or Arrangement

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on June 16, 2006, File No. 333-135068.

**	Incorporated herein by reference to the Registrant’s report on Form 10-KSB filed with the Commission on April 2, 2007.

***	Incorporated herein by reference to the Registrant’s current report on Form 8-K, filed with the Commission on September 27, 2007.

****	Filed herewith.