Form 10-Q
period 2009-03-31
CYBRA CORP
filed 2009-05-13
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☑ Yes                 ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                 ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨  No þ

As of May 12, 2009 the registrant had 13,572,143 shares of Common Stock outstanding.

CYBRA Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$80,558	$70,591
Accounts receivable, less allowance for doubtful accounts of $17,000 at both dates	164,823	331,021

Total Current Assets	245,381	401,612

PROPERTY AND EQUIPMENT	73,664	78,831

SOFTWARE DEVELOPMENT	496,638	553,071
DEFERRED FINANCE COSTS	11,937	113,010
SECURITY DEPOSITS AND OTHER ASSETS	18,711	18,711

TOTAL ASSETS	$846,331	$1,165,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,263	$437,088
Accrued interest	587,291	537,290
Deferred revenue	351,517	346,416
Accrued liquidated damages - registration rights agreement	110,000	110,000
8% Convertible Debentures - Notes 3 and 13	2,481,143	2,402,791
TOTAL CURRENT LIABILITIES	3,899,214	3,833,585

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding at March 31, 2009 and December 31, 2008	-	-

Common stock, par value $0.001 per share, 100,000,000 shares authorized;
13,572,143 and 13,512,143 shares issued and outstanding, respectively	13,572	13,512

Additional Paid - in capital	2,797,561	2,752,621

Accumulated deficit	(5,864,016)	(5,434,483)

Total Stockholders' Deficit	(3,052,883)	(2,668,350)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$846,331	$1,165,235

The accompanying notes are an integral part of these financial statements.

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
		reclassified for
		comparability
REVENUES
Products	$256,098	$148,139
Services	162,575	128,318
TOTAL REVENUES	418,673	276,457

COST OF GOODS SOLD
Equipment purchases	135,775	33,492
Royalties and consulting	16,036	11,537
	151,811	45,029

GROSS PROFIT	266,862	231,428

RESEARCH AND DEVELOPMENT COSTS	52,333	221,591
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	414,647	443,231
TOTAL OPERATING EXPENSES	466,980	664,822

LOSS FROM OPERATIONS	(200,118)	(433,394)

OTHER INCOME (EXPENSE)
Interest expense, includes $101,073 and $63,364 of amortization
of deferred finance costs for the periods, respectively	(229,426)	(151,062)
Interest income	11	3,576
	(229,415)	(147,486)

LOSS BEFORE INCOME TAXES	$(429,533)	$(580,880)

DEFERRED INCOME TAXES (BENEFIT)	-	(93,250)

NET LOSS	$(429,533)	$(487,630)

PER SHARE DATA
Basic and diluted net loss per share	$(0.03)	$(0.04)

Basic and diluted weighted-average shares outstanding	13,544,143	12,610,954

The accompanying notes are an integral part of these financial statements.

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,533)	$(487,630)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities
Depreciation and Amortization	62,988	6,912
Stock based compensation	45,000	-
Deferred income tax credit	-	(93,250)
Interest expense - amortization of debt discount	78,352	37,142
Amortization of deferred finance cost	101,073	63,364
Changes in operating assets and liabilities
Accounts receivable	166,198	140,793
Loan Receivable	-	6,000
Security deposits and other assets	-	127
Accounts payable and accrued expenses	(67,823)	(259,014)
Accrued interest	50,001	50,556
Deferred revenue	5,101	5,264

Net Cash Provided by (Used in) Operating Activities	11,357	(529,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,390)	(4,986)
Net Cash Used in Investing Activities	(1,390)	(4,986)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,967	(534,722)

CASH AND CASH EQUIVALENTS
Beginning of period	70,591	787,156

End of period	$80,558	$252,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$2,194	$-

The accompanying notes are an integral part of these financial statements.

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENATION

Organization and Description of Operations

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

Financial Status of the Company

At March 31, 2009, the Company had cash and cash equivalents of $80,558, and a working capital deficit of $3,653,833, which includes certain current liabilities that are not expected to require near term cash settlement. Additionally, the Company has incurred a net loss of $429,533 for the period ended March 31, 2009, and has a stockholders deficit of $3,052,887 at March 31, 2009. Management has taken several steps that it believes will improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for 2009. These steps include increasing sales of EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The Company, as further discussed in Note 3, is obligated under 8% Convertible Debentures that became due on April 10, 2009.  The Company presently does not have the resources to pay the Debentures.  Furthermore, the Company can provide no assurance that it will be able to refinance the Debentures through new debt or equity financing or extend the term of the Debentures.  If the Company is able to refinance or extend the term of the Debentures, the terms of such a refinancing or extension of the term may be burdensome and result in substantial dilution to its shareholders.

Although the terms of the Debentures permit the Company to force conversion, subject to certain conditions, the Company was not able to satisfy those conditions and force conversion of the Debentures by the maturity date.  The Company is currently attempting to renegotiate the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there can be no assurance that the Company will be able to successfully renegotiate the terms of the Debentures or that one or more Debenture holders will not demand payment of their Debentures.  In such a case, the Company may be required to seek protection under the federal or state bankruptcy laws or take other actions that could impair its ability to continue its operations. While management of the Company is currently continuing to negotiate with Debenture holders in good faith and remains optimistic of a positive result, the Company remains vulnerable in the near term to the possibility that one or more Debenture holders will demand payment, which could lead to a bankruptcy filing.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10‐Q pursuant to the rules and regulations of the SEC and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10‐K for the fiscal year ended December 31, 2008, as filed with the SEC on April 2, 2009.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the three months ended March 31, 2009 and 2008 were $52,333 and $221,591, respectively.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under the Emerging Issues Task Force FSP (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In December 2006, the FASB approved FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of FSP EITF 00-19-2 and FSP EITF Topic D-98 on the accompanying financial statements. The adoption of FSP EITF 00-19-2 on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders’ equity (additional paid-in capital).

Derivative Financial Instruments

The Company accounts for the Warrants that were issued in a private placement of the 8% Convertible Debentures with detachable Warrants on April 10, 2006, as derivatives under the guidance of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The Company considers these standards applicable by adopting “View A” of the Issue Summary relating to Emerging Issues Task Force Issue 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company’s stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in Emerging Issues Task Force Issue 05-02, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19  (“EITF 05-02”).

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

During its prior year ended December 31, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. FIN 48 also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements. For the three months ended March 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $2,051 and $26,345 for the three months ended March 31, 2009 and 2008, respectively.

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

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of March 31, 2009 and December 31, 2008.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addressed the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FAS-123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, pro-forma disclosure is no longer an alternative.

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

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

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

The estimated initial fair value of the Debentures payable (separated from the embedded conversion feature) is based on the discounted contractual cash flows with the discount rate of 27.1%. This discount rate is based on the 22.6% mean return on United States equity for companies with market capitalizations of under $1,500,000 and then adding 4.5% as the long-term risk premium on software companies as published in a respected independent source. An equity-related discount rate was used because, in the Company’s situation, unsecured debt at this amount would entail equity-like risks. The estimated initial value of the embedded conversion feature was then added to this value to arrive at the total initial value of the convertible debenture.

In valuing the embedded conversion features and Warrants, in the absence of quoted market prices or historical volatilities for the Company’s stock, the total fair value of the financial instruments issued in the April 10, 2006 financing was considered to be equal to the proceeds, representing a valuation provided by an arm’s-length transaction. Allocating the total, however, required estimation subject to significant uncertainty. First, proceeds were allocated to the values of the principal and interest payable on the Debentures based on a 27.1% p.a. discount rate as described in the last paragraph. The remainder was allocated between the conversion feature and the Warrants based on Black-Scholes related option pricing models. The Black-Scholes computations used a volatility factor of approximately 147%. The volatility was the average calculated volatility, for the one-year period ended April 10, 2006, of a sample of software companies with market capitalizations of over $1,000,000. The implied Common Stock value that resulted in a value for the derivatives equal to the difference between the debenture value and the gross proceeds was approximately $0.13 per share. This value, less an estimated 26% discount for lack of marketability for a net value of approximately $0.096 per share, was used to estimate the fair value of the 1,826,000 shares of Common Stock sold at a discount to three individuals involved in finding investors for the Company. Management believes that the discount on the finders’ stock is appropriate because 1) there are no liquidated damages provisions associated with that stock, and 2) although they were included among the shares being registered by the Company for sale by the holders to the public, there was no certainty that the registration will become and remain effective.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2 FSP 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 became effective for fiscal periods beginning after December 15, 2006, and interim periods within those fiscal periods.

Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009 and 2008, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Adopted Accounting Standards

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

Pending Accounting Standards

FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS 132(R)‐1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)‐1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)‐1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)‐1 to have a material impact on its Financial Statements.

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157‐4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157‐4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157‐4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115‐2 and SFAS No. 124‐2. The Company did not elect to early adopt FSP SFAS No. 157‐4; however, it does not expect the adoption to have a material impact on its Financial Statements.

FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP SFAS No. 115‐2 and SFAS No. 124‐2, Recognition and Presentation of Other‐Than‐Temporary Impairments (“FSP SFAS No. 115‐2”). FSP SFAS No. 115‐2 provides new guidance on the recognition and presentation of other‐than‐temporary impairments (“OTTI”) for fixed maturity securities that are classified as available‐for‐sale and held‐to‐maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107‐1 and Accounting Principles Board (“APB”) No. 28‐1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107‐1”). FSP SFAS No. 107‐1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107‐1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107‐1; however, it does not expect the adoption to have a material impact on its Financial Statements.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements included herein to conform to the 2009 presentation.  These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company.

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  The convertible debenture balances at March 31, 2009 and December 31, 2008 were $2,481,143 and $2,402,791, respectively. The amortization of deferred finance costs was $101,073 and $63,364 for the three months ended March 31, 2009 and 2008, respectively. The deferred finance cost balances at March 31, 2009 and 2008 were $11,937 and $113,010, respectively.

Interest on the Debentures is due semiannually at 8% per annum beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The Debentures matured on April 10, 2009 (see Note 1).

Through April 10, 2008 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at March 31, 2009 that were issued in connection with the sale of the Debentures.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $3,151 of related interest have been accrued through March 31, 2009.

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

4. STOCK BASED COMPENSATION

During the period ended March 31, 2009, the Company issued 60,000 shares of Common Stock for services rendered as a director and investor relations services, valued at $0.75 per share for total compensation of $45,000.

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

Total stock options outstanding at March 31, 2009 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2008	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2008	100,000
Options exercisable at December 31, 2008	100,000

Options outstanding at January 1, 2009	100,000
Granted	0
Exercised	0
Outstanding at March 31, 2009	100,000
Options exercisable at March 31, 2009	100,000

The 100,000 options outstanding at March 31, 2009 were issued in December 2007, have a remaining outstanding life of 4 years and have an exercise price of $0.75 per share.

Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighed Average Remaining Contractual Term In Years

Outstanding at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.49
Total Outstanding Warrants – December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.49
Exercisable at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.49
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.24
Total Outstanding Warrants – March 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.24
Exercisable at March 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.24

5. PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT

At March 31, 2009 and 2008, property and equipment consisted of the following:

	March 31,	December 31,	Estimated Useful Life
	2009	2008	in Years
Furniture and office equipment	$186,869	$185,479	5
Computer software	109,244	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	317,407	316,017

Less: Accumulated Depreciation	243,743	237,186

	$73,664	$78,831

	March 31,	December 31,	Estimated Useful Life
	2009	2008	in Years
Software Development Costs	$677,200	$677,200	3
Less: Accumulated Amortization	180,562	124,129

	$496,638	$553,071

The Company’s policy is to capitalize software development costs in accordance to SFAS No. 86 (See Note 2).

 6. INCOME TAXES

The Company had the following deferred tax assets and liabilities at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Current assets and liabilities:
Accounts receivable	$(67,000)	$(135,000)
Accounts payable and accrued expenses	21,000	57,000
Deferred revenues	142,000	141,000
	96,000	63,000
Valuation allowance	(96,000)	(63,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,187,000	$2,117,000
Depreciation	(69,000)	(94,000)
	2,118,000	2,023,000
Valuation allowance	(2,118,000)	(2,023,000)
Net deferred deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $128,000 for the three months ended March 31, 2009.

The Company has net operating losses amounting to approximately $5,400,000 that expire in various periods from 2024 through 2029. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond our control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

8. COMMITMENTS AND CONTINGENCIES

a. Operating lease
The Company occupies office space in Yonkers, New York under a lease agreement that expires on January 31, 2010. They also rent space in West Seneca. This lease agreement expires on May 31, 2010.

The minimum rental commitment is as follows:

2009	$66,114
2010	10,978
$77,092

Rent expense amounted to $23,312 and $23,111 for the three months ended March 31, 2009 and 2008, respectively. This includes additional expense for storage.

b. Line of Credit
The Company has a $115,000 credit line available through its bank. No money was drawn from this line of credit in 2009 or 2008. In the event of borrowing, the repayment period is 36 months. The line of credit is personally guaranteed by Harold Brand, Chairman and Chief Executive and majority shareholder of the Company. The Company’s right to draw on the credit line is subject to approval of holders of Debentures constituting 60% of the principal amount of Debentures outstanding.

c. Litigation
A complaint was filed against the Company and its CEO on December 28, 2006 in Magistrate’s court in Herzliya, Israel, by Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products (Case No. 8443/06). The action seeks $50,000 in damages plus interest, court costs and attorneys’ fees.  The action against the Company’s CEO was dismissed and an appeal of such dismissal is pending. The Company has counter-claimed against Raz-Lee for failure to report sales and royalties and seeks an accounting, with damages estimated at $50,000. Each of the parties has asked the court to order a deposit of security for costs. The Company has provided a security deposit of $7,000 as requested by the court. At a pre-trial conference, the Court suggested that the Company pay Raz-Lee $25,000 in settlement of the claim and counter-claim. This suggestion was rejected by both parties. The Company intends to vigorously defend the claim and prosecute its counter-claim. The case is still pending. Management has consulted with counsel and at March 31, 2009 and December 31, 2008, the balance sheet reflects a reserve of $25,000 against the potential settlement, which is included in accrued expenses. The Company is not a party to any other pending or threatened legal proceedings.

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

No contributions to the plan by the Company have been provided for either the three months ended March 31, 2009 or 2008.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the three months ended March 31, 2009 and 2008, the Company incurred approximately $7,500 and $11,500 respectively, in sales commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following at March 31, 2009 and 2008:

	March 31, 2009	December 31, 2008
8% Convertible Debentures	2,481,143	2,402,791

The fair value of the Debentures does not differ significantly from their carrying amount because of their short-term maturity.

12. LOSS PER SHARE

Loss per share for the three months ended March 31, 2009 and 2008 does not include the effects of the 10,571,003 Warrants or the 5,000,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENTS

On April 10, 2009, the Company did not pay outstanding 8% Convertible Debentures (the “Debentures”), in the aggregate principal amount of $2,490,000, which became due on that date.  The three-year Debentures were issued on April 10, 2006, pursuant to a Securities Purchase Agreement, also dated April 10, 2006 (the “Securities Purchase Agreement”).

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date will become, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount.”

The Mandatory Prepayment Amount of a Debenture is equal to the sum of: (i) the greater of: (A) 120% of the principal amount of such Debenture, plus all accrued and unpaid interest thereon, or (B) the principal amount of such Debenture, plus all other accrued and unpaid interest thereon, divided by the Conversion Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the VWAP on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Debentures. The current Conversion Price of the Debentures is $0.50. VWAP is the volume-weighted average price of our common stock on the day in question.

 “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a Business Day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the Common Stock is not then listed or quoted on a Trading Market and if prices for the Common Stock are then reported in the “Pink Sheets” published by the Pink Sheets LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (c) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Purchasers and reasonably acceptable to the Company.

Management has determined, based on the provisions set forth in the Debenture, that, as of April 10, 2009, the Mandatory Prepayment Amount is approximately $3,700,000.  Management is unable to determine, at this time, any adjustments to said amount that may need to be made if demand for repayment is made at a later date, as such amount would be based on variables only available at such future date.  Such adjustments, if any, may be material in amount.

Commencing five days after a holder demands payment of a Debenture, the interest rate on that Debenture will accrue at the rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law. The foregoing is a summary of the terms of the Debentures and the consequences of an Event of Default thereunder.  The Company is currently attempting to renegotiate the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there can be no assurance that the Company will be able to successfully renegotiate the terms of the Debentures or that one or more Debenture holders will not demand payment of their Debentures.

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

CYBRA Corporation (“the Company”) is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagic®, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. This software lets businesses design and print all types of documents, such as bar code labels, radio frequency identification (“RFID”) tags, e-forms, and other media, using live data, with little or no programming necessary. MarkMagic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

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

Comparison of the three months ended March 31, 2009 to the three Months Ended March 31, 2008

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008.

	three months Ended March 31,
	2009		2008		Change $	Change %

Revenues	$		$			$
Products		256,098		148,139	107,959		73%
Services		162,575		128,318	34,257		27%
Total Revenues		$418,673		$276,457	$142,216		51%

Direct Costs	$		$			$
Hardware and Supplies		135,775		33,492	102,283		305%
Royalties & Consulting		16,036		11,537	4,499		39%

Total Direct Costs		$151,811		$45,029	$106,782		237%
% of total revenues		36%		16%

Gross Margin		$266,862		$231,428	$35,434		15%
% of total revenues		64%		84%

Research and development costs		$52,333		$221,591	$(169,258)		-76%
% of total revenues		12%		80%

Sales and marketing expenses		$44,080		$69,783	$(25,703)		-37%
% of total revenues		11%		25%

General and administrative expenses		$370,567		$373,448	$(2,881)		-1%
% of total revenues		89%		135%

Interest expense		$229,426		$151,062	$78,364		52%
% of total revenues		55%		55%

Other Income (Expenses)		$11		$3,576	$(3,565)		-100%
% of total revenues		0%		1%

Loss Before Taxes		$(429,533)		$(580,880)	$151,347		-26%

Income Taxes (Benefit)		$-		$(93,250)	$93,250		-100%
Effective tax rate		0%		16%

Net loss		$(429,533)		$(487,630)	$58,097		-12%
% of total revenues		-103%		-176%

Revenues

The increase in total revenues for the three months ended March 31, 2009, as compared to the same three months in 2008, is primarily due to higher demand for software and hardware products. There was a decrease in revenues from CYBRA’s OEM partners, which was offset by an increase in direct and reseller sales. We expect that our revenues will increase due to sales of our new product, EdgeMagic, as well as new MarkMagic features to be released at end of second quarter.

Direct Costs

The costs for hardware and supplies for the three months ended March 31, 2009 were higher, as compared to the same three months in 2008, due to more demand for these product types.

Gross Margin

Gross Margin as a percentage of sales decreased to 64% in the three months ended March 31, 2009 as compared to 84% in the same three-month period in 2008. This was due to a number of low margin hardware sales.

We expect that our gross margin will improve over the course of 2009 as sales of software products continue to increase.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. EdgeMagic software is now available for general release and all costs incurred after September 1, 2008 are expensed in accordance with SFAS No. 86. During the periods ended March 31, 2009 and 2008, the software development costs that were expensed were $52,333 and $210,298, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three months ended March 31, 2009 as compared to the same three months in 2008 is due to cutbacks in advertising and trade show activity.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased slightly in absolute dollars for the three months ended March 31, 2009 as compared to the same three months in 2008 primarily due to fewer employees and the attendant reduction in related expenses.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% convertible debentures.

Other Income, Net

Interest and other income decreased for the three months ended March 31, 2009 as compared to the same three months in 2008. The decrease is due primarily to a decline in interest bearing bank balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded income tax expense(benefit) of $-0- and ($93,250) for the three months ended March 31, 2009 and 2008. The effective income tax rates were 0% and 16% for the three months ended March 31, 2009 and 2008. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state income tax increase in valuation allowance for deferred tax asset and permanent differences between GAAP pre-tax income and taxable income.

Liquidity and Capital Resources

As of March 31, 2009, the Company’s principal sources of liquidity included cash of $80,558. Our operations provided $11,357 in cash during the three months ended March 31, 2009 as compared to funds used for operations of $529,736 for the three months ended March 31, 2008. In approximate dollar amounts, the improvement of $541,000 is largely the result of a decrease in our pre-tax loss of $151,000 coupled with increases in non-cash expenses of $180,000, a net increase in our cash flows from trade and other receivables of $19,000 and the slowing of our net pay down rate on accounts payable by $191,000.

To sustain operations under our current structure, we need cash of approximately $60,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $3,654,000 at March 31, 2009. The deficiency on working capital included approximately $2,481,000 in amounts due on 8% convertible debentures that are expected to be renegotiated and not require cash settlement as well as $352,000 in deferred revenues that require settlement in future services rather than cash.

During 2009 we issued 60,000 shares of common stock for services.

As of the second quarter of 2009, we are operating at close to break-even on a cash flow basis. However, we did not have the resources to repay the Debentures when they came due April 10, 2009. We are in the process of renegotiating the terms of the Debentures, either by extending the due date of the Debentures or by exchanging the Debentures for a new series of preferred stock. There is no guarantee that it will be successful in the renegotiating. If it is successful, management believes the Company can sustain its cash flow at break-even and will not need additional sources of financing for the short term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company.  Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the first quarter of the Company’s 2009 fiscal year, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended March 31, 2009, the Company issued 60,000 shares of the Company’s Common Stock in exchange for services rendered as a director and investor relations services, valued at $0.75 per share for total compensation of $45,000.

The securities were issued in the following transactions:

Provider of Services	Shares of Common Stock	Type of Services	Cost Basis	Date of Issuance
Damon Testaverde	40,000	Investor Relations	$30,000.00	2/11/2009
Network 1 Financial Securities, Inc.	10,000	Investor Relations	$7,500.00	2/11/2009
Jonathan Rubin	5,000	Director	$3,750.00	2/11/2009
Matthew Rothman	5,000	Director	$3,750.00	2/11/2009

The issuance of above shares of Common Stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Date: May 13, 2009		CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer