Form 10-Q
period 2009-06-30
CYBRA CORP
filed 2009-08-19
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 10, 2009 the registrant had 13,572,143 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,739	$70,591
Accounts receivable, less allowance for doubtful accounts of $17,000 at both dates	117,743	331,021

Total Current Assets	193,482	401,612

PROPERTY AND EQUIPMENT	67,147	78,831

SOFTWARE DEVELOPMENT	440,205	553,071
DEFERRED FINANCE COSTS	-	113,010
SECURITY DEPOSITS AND OTHER ASSETS	11,634	18,711

TOTAL ASSETS	$712,468	$1,165,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$2,595,441	$2,402,791
Accrued liquidated damages - registration rights agreement	110,000	110,000
Accounts payable and accrued expenses	380,608	437,088
Accrued interest	585,272	537,290
Deferred revenue	336,227	346,416
TOTAL CURRENT LIABILITIES	4,007,548	3,833,585

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding at June 30, 2009 and December 31, 2008	-	-

Common stock, par value $0.001 per share, 100,000,000 shares authorized;
13,572,143 and 13,512,143 shares issued and outstanding, respectively	13,572	13,512

Additional Paid - in capital	2,797,562	2,752,621

Accumulated deficit	(6,106,214)	(5,434,483)

Total Stockholders' Deficit	(3,295,080)	(2,668,350)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$712,468	$1,165,235

The accompanying notes are an integral part of these financial statements.

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		reclassified		reclassified
		for comparability		for comparability

REVENUES
Products	$117,858	$215,518	$383,853	$342,584
Services	188,323	138,969	341,000	288,360
TOTAL REVENUES	306,181	354,487	724,853	630,944

COST OF GOODS SOLD
Equipment purchases	8,724	63,925	144,498	97,417
Royalties and consulting	14,165	10,000	30,201	21,537
	22,889	73,925	174,699	118,954

GROSS PROFIT	283,292	280,562	550,154	511,990

Research and Development	48,801	-	101,134	381,918
Selling, General and Administrative	352,496	610,692	767,144	893,596
TOTAL OPERATING EXPENSES	401,297	610,692	868,278	1,275,514

LOSS FROM OPERATIONS	(118,005)	(330,130)	(318,124)	(763,524)

OTHER INCOME (EXPENSE)
Loss on debenture valuation adjustment	(50,907)	-	(50,907)	-
Interest expense, includes $113,010 and $135,045 of
amortization of deferred finance costs
for the six month periods, respectively	(73,309)	(189,311)	(302,735)	(340,373)
Interest income	24	280	35	3,656
Miscellaneous Income	-	135		335
	(124,192)	(188,896)	(353,607)	(336,382)

LOSS BEFORE INCOME TAXES	$(242,197)	$(519,026)	$(671,731)	$(1,099,906)

DEFERRED INCOME TAXES (BENEFIT)	-	(262,943)	-	(356,193)

NET LOSS	$(242,197)	$(256,083)	$(671,731)	$(743,713)

PER SHARE DATA
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Basic and diluted weighted-average shares outstanding	13,572,143	12,655,789	13,558,143	12,633,495

The accompanying notes are an integral part of these financial statements.

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(671,731)	$(743,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	125,940	13,349
Stock based compensation	45,000	-
Deferred income tax credit	-	(356,192)
Interest expense - amortization of debt discount	88,002	106,216
Amortization of deferred finance cost	113,010	133,045
Loss on debenture valuation adjustment	50,907	-
Changes in operating assets and liabilities
Accounts receivable	213,278	122,437
Loan Receivable	-	6,000
Security deposits and other assets	7,077	(6,947)
Accounts payable and accrued expenses	(56,479)	(167,708)
Accrued interest	101,723	101,112
Deferred revenue	(10,189)	19,928
Sales tax payable	-	-

Net Cash Provided by (Used in) Operating Activities	6,538	(772,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,390)	(4,986)
Net Cash Used in Investing Activities	(1,390)	(4,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	-	110,000

Net Cash from Financing Activities	-	110,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,148	(667,459)

CASH AND CASH EQUIVALENTS
Beginning of period	70,591	787,156

End of period	$75,739	$119,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$2,194	$490

The accompanying notes are an integral part of these financial statements.

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENATION

Organization and Description of Operations

CYBRA Corporation (“the Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher, and systems integrator in the IBM midrange market. Its flagship product, MarkMagicTM, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. EdgeMagic®, first released February 2008, is an integrated radio frequency identification (“RFID”) control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages.

Substantially all of the Company’s accounts receivable are due from manufacturing companies and software vendors located throughout the United States.

Financial Status of the Company

At June 30, 2009, the Company had cash and cash equivalents of $75,739, and a working capital deficit of $3,814,066, which includes certain current liabilities that are not expected to require near term cash settlement. Additionally, the Company has incurred a net loss of $671,731 for the six months ended June 30, 2009, and had a stockholders’ deficit of $3,295,080 at June 30, 2009. Management has taken several steps that it believes will improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for 2009. These steps include increasing sales of EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The Company, as further discussed in Notes 3 and 13, is obligated under 8% Convertible Debentures that became due on April 10, 2009.  The Company presently does not have the resources to pay the Debentures.  Furthermore, the Company can provide no assurance that it will be able to refinance the Debentures through new debt or equity financing or extend the term of the Debentures.  If the Company is able to refinance or extend the term of the Debentures, the terms of such a refinancing or extension of the term may be burdensome and result in substantial dilution to its shareholders.

Although the terms of the Debentures permit the Company to force conversion, subject to certain conditions, the Company was not able to satisfy those conditions and force conversion of the Debentures by the maturity date.  The Company is currently attempting to renegotiate the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However there can be no assurance that the Company will be able to successfully renegotiate the terms of the Debentures. Furthermore, two Debenture holders have demanded payment of their Debentures, and one has commenced an action in New York Supreme Court for payment. Although the Company has continued settlement negotiations with both of the Debenture holders, there can be no assurance that a settlement will ensue with either of them. If the Company is unsuccessful in its settlement efforts or if other Debenture holders demand payment of their Debentures, the Company may be required to seek protection under the federal or state bankruptcy laws or take other actions that could impair its ability to continue its operations. While management of the Company is currently continuing to negotiate with Debenture holders in good faith and remains optimistic of a positive result, the Company remains vulnerable in the near term to the possibility that one or more Debenture holders will not agree to a settlement, which could lead to a bankruptcy filing.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the SEC and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on April 2, 2009.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. SFAS 86 specifies that “technological feasibility” for purposes of SFAS 86 can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, SFAS 86 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the six months ended June 30, 2009 and 2008 were $101,134 and $381,918, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements. For the six months ended June 30, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $8,204 and $45,102 for the six months ended June 30, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

We classify marketable securities that are highly liquid and have maturities of six months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

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

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of June 30, 2009 and December 31, 2008.

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

Basic and Diluted Loss per Share

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 128 (“SFAS 128”), Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2009 and 2008, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Adopted Accounting Standards

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the period ended June 30, 2009.

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

Pending Accounting Standards

FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, it does not expect the adoption to have a material impact on its Financial Statements.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements included herein to conform to the 2009 presentation.  These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company.

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  The convertible debenture balances at June 30, 2009 and December 31, 2008 were $2,490,000 and $2,402,791, respectively. The amortization of deferred finance costs was $113,010 and $135,045 for the six months ended June 30, 2009 and 2008, respectively. The deferred finance cost balances at June 30, 2009 and December 31, 2008 were $-0- and $113,010, respectively.

Interest on the Debentures is due semiannually at 8% per annum beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. No interest has been paid to date. The Debentures matured on April 10, 2009 (see Notes 1 and 13).

Through April 10, 2008 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at June 30, 2009 that were issued in connection with the sale of the Debentures.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $8,833 of related interest have been accrued through June 30, 2009.

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

The fair value of the financial instrument as shown on a company’s balance sheet assumes that the shares will be registered. The liability under the alternative of the shares never being registered and paying the full cash liquidated damages is estimated to be approximately $892,000 greater than the fair value recorded on the balance sheet. This estimate of value is subject to an extra level of uncertainty concerning the amount at which a willing seller and buyer would exchange such instruments. The estimated value represents discounting the $450,000 p.a. ($2,500,000 at 18%) liquidated damages, in perpetuity, at a rate of 33.875% and adding a separate value of the Warrants. The separate value of the Warrants was in turn, based on the Black-Scholes calculation used for the balance sheet (if registered estimate) but reducing the current share value assumption by 45% for lack of marketability. The 45% was based on published long-term studies.

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

4. STOCK BASED COMPENSATION

During the six months ended June 30, 2009, the Company issued 60,000 shares of Common Stock for services rendered as a director and investor relations services, valued at $0.75 per share for total compensation of $45,000. No shares were issued in the three months ended June 30, 2009.

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

Total stock options outstanding at June 30, 2009 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2008	100,000
Granted	-
Exercised	-
Outstanding at December 31, 2008	100,000
Options exercisable at December 31, 2008	100,000

Options outstanding at January 1, 2009	100,000
Granted	-
Exercised	-
Outstanding at June 30, 2009	100,000
Options exercisable at June 30, 2009	100,000

The 100,000 options outstanding at June 30, 2009 were issued in December 2007, have a remaining outstanding life of 4 years and have an exercise price of $0.75 per share.

 Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighed Average Remaining Contractual Term In Years

Outstanding at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.24
Total Outstanding Warrants – December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.24
Exercisable at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.24
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2009	10,571,003	3,523,669	7,047,334	1.42	3.00
Total Outstanding Warrants – June 30, 2009	10,571,003	3,523,669	7,047,334	1.42	3.00
Exercisable at June 30, 2009	10,571,003	3,523,669	7,047,334	1.42	3.00

5. PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT

At June 30, 2009 and 2008, property and equipment consisted of the following:

	June 30,	December 31,	Estimated Useful Life in
	2009	2008	Years
Furniture and office equipment	$186,869	$185,479	5
Computer software	109,244	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	317,407	316,017

Less: Accumulated Depreciation	250,260	237,186

	$67,147	$78,831

Depreciation and amortization of property and equipment amounted to $13,074 and $13,349 for the six months ended June 30, 2009 and 2008, respectively.

	June 30,	December 31,	Estimated Useful Life in
	2009	2008	Years
Software Development Costs	$677,200	$677,200	3
Less: Accumulated Amortization	236,995	124,129

	$440,205	$553,071

The Company’s policy is to capitalize software development costs in accordance to SFAS No. 86 (See Note 2). Amortization of Software Development Costs amounted to $112,866 and $-0- for the six months ended June 30, 2009 and 2008, respectively, and is included within Selling, General and Administrative Expenses.

 6. INCOME TAXES

The Company had the following deferred tax assets and liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Current assets and liabilities:
Accounts receivable	$(48,000)	$(135,000)
Accounts payable and accrued expenses	20,000	57,000
Deferred revenues	136,000	141,000
	108,000	63,000
Valuation allowance	(108,000)	(63,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,268,000	$2,117,000
Depreciation	(43,000)	(94,000)
	2,225,000	2,023,000
Valuation allowance	(2,225,000)	(2,023,000)
Net non-current deferred tax asset	$-	$-

The valuation allowance for the current and non-current deferred tax asset increased by $247,000 for the six months ended June 30, 2009.

The Company has net operating losses amounting to approximately $5,600,000 that expire in various periods from 2024 through 2029. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond our control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

8. COMMITMENTS AND CONTINGENCIES

a. Operating lease
The Company occupies office space in Yonkers, New York under a lease agreement that expires on January 31, 2010. It also rents space in West Seneca, New York, near Buffalo. This lease agreement expires on May 31, 2010.

The minimum rental commitment is as follows:

2009	$44,076
2010	10,978
$55,054

Rent expense amounted to $46,623 and $46,314 for the six months ended June 30, 2009 and 2008, respectively. This includes additional expense for storage.

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

c. Litigation
In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its CEO for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. The Company has a reserve of $25,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  Pursuant to an agreement between the parties, the date for submission of the Company’s papers in opposition to the Motion has been adjourned from August 14, 2009, to August 27, 2009, and the return date of the Motion has been adjourned from August 21, 2009, to September 4, 2009, to give the parties time to engage in settlement discussions.

d. Executive Employment Contract
Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). In addition, Mr. Brand is entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either the six months ended June 30, 2009 or 2008.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the six months ended June 30, 2009 and 2008, the Company incurred approximately $15,000 and $19,000, respectively, in sales commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	June 30, 2009	December 31, 2008
8% Convertible Debentures	2,490,000	2,402,791

12. LOSS PER SHARE

Loss per share for the six months ended June 30, 2009 and 2008 does not include the effects of the 10,571,003 Warrants or the 4,980,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. CURRENT STATUS OF CONVERTIBLE DEBENTURES

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

In the event the Company is not successful in entering into favorable settlement agreements with the Debenture holders, management has determined, based on the provisions set forth in the Debenture instrument, that, as of April 10, 2009, the aggregate Mandatory Prepayment Amount (“MPA”) for all of the debenture holders could be up to an estimated maximum amount of approximately $3,800,000. Except for two debenture holders who have demanded repayment with a total maximum MPA estimated to be up to approximately $305,000, of which $54,535 represents accrued interest over the tern of the $200,000 of related debt, management is unable to determine at this time, any adjustments to said amount that may need to be made if demand for repayment is made at a later date, as such amount would be based on variables only available at such future date. Such adjustments, if any, may be material in amount. For the two debenture holders who have demanded repayment, the statement of operations includes a loss of $50,907 relating to the difference between the MPA as estimated and the book carrying amount of that debt without consideration of the MPA and that amount is also included within the 8% Convertible Debentures of $2,595,441 as shown on the balance sheet at June 30, 2009.

Commencing five days after a holder demands payment of a Debenture, the interest rate on that Debenture will accrue at the rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law. The foregoing is a summary of the terms of the Debentures and the consequences of an Event of Default thereunder. Accrued interest payable at June 30, 2009 includes interest expense of $51,722 incurred and charged to operations during the period since the maturity/default date of April 10, 2009 to the balance sheet date, of which $6,535 relates to the $200,000 of convertible debt upon which a demand for payment by the Company has been made. The Company is currently attempting to renegotiate the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there can be no assurance that the Company will be able to successfully renegotiate the terms of the Debentures or that one or more Debenture holders will not demand payment of their Debentures.

14. SUBSEQUENT EVENTS

On July 27, 2009, the Company entered into an agreement that outlines the intent to form a joint venture in the People’s Republic of China with two other companies. The purpose of this joint venture is to develop and sell leading edge products and services that add intelligence to shipping products to track and monitor goods throughout the supply chain.

The agreement provides for a capital contribution by the Company to the joint venture of $2,500,000 payable in four installments over eighteen months. The Company is under no obligation to make these capital contributions unless and until the parties enter into a binding, definitive joint venture agreement. The Company will require additional financing in the form of debt and/or equity to participate in the joint venture and make the required contributions. Both the agreement and the subsequent binding, definitive joint venture agreement will be governed by the law of the People’s Republic of China.

On June 1, 2009, the Company entered into a one-year agreement with an investment banker to raise the capital necessary to fund the joint venture. The investment banker will receive a fee of 5% of the transaction proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a software developer, publisher, and systems integrator in the IBM midrange market. Our flagship product, MarkMagic®, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. This software lets businesses design and print all types of documents, such as bar code labels, radio frequency identification (“RFID”) tags, e-forms, and other media, using live data, with little or no programming necessary. MarkMagic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

Our newest product, EdgeMagic®, released in February 2008, is an RFID control solution for IBM System i customers that is capable of deployment on other platforms and is highly scalable. It is designed to manage edge readers and analog control devices; commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates; and integrate with popular System i ERP and Warehouse Management application packages.

Comparison of the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008.

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008.

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change $	Change %	2009	2008	Change $	Change %

Revenues
Products	$117,858	$215,518	$(97,660)	-45%	$383,853	$342,584	$41,269	12%
Services	188,323	138,969	49,354	36%	341,000	288,360	52,640	18%
Total Revenues	306,181	354,487	(48,306)	-14%	724,853	630,944	93,909	15%

Direct Costs
Equipment Purchases	$8,724	$63,925	$(55,201)	-86%	$144,498	$97,417	$47,081	48%
Royalties & Consulting	14,165	10,000	4,165	42%	30,201	21,537	8,664	40%

Total Direct Costs	$22,889	$73,925	$(51,036)	-69%	$174,699	$118,954	$55,745	47%
% of total revenues	7%	21%			24%	19%

Gross margin	$283,292	$280,562	$2,730	1%	$550,154	$511,990	$38,164	7%
% of total revenues	93%	79%			76%	81%

Research and development costs	$48,801	$160,327	$(111,526)	-70%	$101,134	$381,918	$(280,784)	-74%
% of total revenues	16%	45%			14%	61%

Sales and marketing expenses	$30,989	$74,493	$(43,504)	-58%	$75,069	$144,276	$(69,207)	-48%
% of total revenues	10%	21%			10%	23%

General and administrative expenses	$321,507	$375,872	$(54,365)	-14%	$692,075	$749,320	$(57,245)	-8%
% of total revenues	105%	106%			95%	119%

Interest expense	$73,309	$189,311	$(116,002)	-61%	$302,735	$340,373	$(37,638)	-11%
% of total revenues	24%	53%			42%	54%

Other Income (Expenses)	$(50,883)	$415	$(51,298)	-12361%	$(50,872)	$3,991	$(54,863)	-1375%
% of total revenues	-17%	0%			-7%	1%

Loss Before Taxes	$(242,197)	$(519,026)	$276,829	-53%	$(671,731)	$(1,099,906)	$428,175	-39%

Income Taxes (Benefit)	$-	$(262,943)	$262,943	-100%	$-	$(356,193)	$356,193	-100%
Effective tax rate	0%	51%			0%	32%

Net loss	$(242,197)	$(256,083)	$13,886	-5%	$(671,731)	$(743,713)	$71,982	-10%
% of total revenues	-79%	-72%			-93%	-118%

Revenues

The decrease in total revenues in absolute dollars for the three months ended June 30, 2009, as compared to the same three months in 2008, is primarily due to less demand for hardware. Demand for services has increased for the period. The increase in total revenues for the six months ended June 30, 2009 compared to the same period in 2008 is due to an increase in sales of hardware during the first quarter and services during the second quarter as well as an increase in prices for hardware. We also started selling a new product called WOW, which increased our revenues. We expect that our revenues will increase due to sales of this new product, EdgeMagic, and new MarkMagic features we have released.

Direct Costs

The costs for hardware and supplies for the three months ended June 30, 2009, were lower, as compared to the same three months in 2008, due to a decrease in hardware sales for this period.  The costs for hardware and supplies for the six months ended June 30, 2009, were higher, as compared to the same six months in 2008, due to increased hardware sales.

Gross Margin

Gross Margin as a percentage of sales increased slightly in the three months ended June 30, 2009 as compared to the same three months in 2008.  Gross Margin as a percentage of sales increased in the six months ended June 30, 2009 as compared to the same six months in 2008. This was due to increased sales. We expect that our margins will remain at their current levels throughout the year due to the challenging economic environment that we, and the software industry at large, are experiencing.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. During the six-month periods ended June 30, 2009 and 2008, the software development costs that were expensed were $101,134 and $381,918, respectively. Software development costs decreased in the six-month period due to reduced spending on consultants and a reduction in personnel as a result of the substantial completion of our EdgeMagic product.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three and six months ended June 30, 2009 as compared to the same three and six months in 2008 is due to cutbacks in advertising and trade show activity.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased in absolute dollars for the three and six months ended June 30, 2009 as compared to the same three and six months in 2008 primarily due to fewer employees and the attendant reduction in related expenses.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% convertible debentures.

Other Income, Net

Interest and other income, decreased for the three and six months ended June 30, 2009 as compared to the same three and six months in 2008. The decrease is due primarily to a decline in interest bearing bank balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded income tax expense (benefit) of $-0- and ($262,943) for the three months ended June 30, 2009 and 2008. The effective income tax rates were 0% and 51% for the three months ended June 30, 2009 and 2008. We recorded income tax expense (benefit) of $-0- and ($356,193) for the six months ended June 30, 2009 and 2008. The effective income tax rates were 0% and 32% for the six months ended June 30, 2009 and 2008. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state income tax increase in valuation allowance for deferred tax asset and permanent differences between GAAP pre-tax income and taxable income.

Liquidity and Capital Resources

As of June 30, 2009, the Company’s principal source of liquidity was cash of $75,739. Our operations provided $6,538 in cash during the six months ended June 30, 2009 as compared to funds used for operations of $772,473 for the six months ended June 30, 2008. In approximate dollar amounts, the improvement of $779,000 is largely the result of a decrease in our pre-tax loss of $428,000 coupled with increases in non-cash expenses of $162,000, and the slowing of our net pay down rate on accounts by payable $111,000 coupled with an increase of $91,000 in accounts receivable collections.

To sustain operations under our current structure, we need cash of approximately $50,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $3,700,000 at June 30, 2009. The deficiency on working capital included approximately $2,595,000 in amounts due on 8% convertible debentures, at least $2,290,000 of which is expected to be renegotiated and not require cash settlement, as well as $336,000 in deferred revenues that require settlement in future services rather than cash.

During 2009 we issued 60,000 shares of common stock for services.

As of the third quarter of 2009, we are operating slightly below break-even on a cash flow basis. This is due to reduced revenue from our OEM channels that have been adversely impacted by general global economic weakness.  This trend is not expected to reverse itself before the end of the year. We believe we can sustain our cash flow at slightly below break-even and will seek additional sources of financing for the short term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining our “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2009, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the second quarter of the Company’s 2009 fiscal year, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its CEO for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. The Company has a reserve of $25,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  Pursuant to an agreement between the parties, the date for submission of the Company’s papers in opposition to the Motion has been adjourned from August 14, 2009, to August 27, 2009, and the return date of the Motion has been adjourned from August 21, 2009, to September 4, 2009, to give the parties time to engage in settlement discussions.

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

Date: August 18, 2009	CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer