Form 10-Q
period 2009-09-30
CYBRA CORP
filed 2009-11-16
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 000-52624

CYBRA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3303290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Executive Blvd., Yonkers, NY	10701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(914)963-6600

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

As of November 13, 2009 the registrant had 13,572,143 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

CYBRA CORPORATION

BALANCE SHEETS

	September 30	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,421	$70,591
Accounts receivable, less allowance for doubtful accounts of $17,000 at both dates	152,741	331,021

Total Current Assets	182,162	401,612

PROPERTY AND EQUIPMENT	60,531	78,831

SOFTWARE DEVELOPMENT	383,772	553,071
DEFERRED FINANCE COSTS	-	113,010
SECURITY DEPOSITS AND OTHER ASSETS	11,634	18,711

TOTAL ASSETS	$638,099	$1,165,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$2,601,275	$2,402,791
Accrued liquidated damages - registration rights agreement	110,000	110,000
Accounts payable and accrued expenses	436,023	437,088
Accrued interest	638,233	537,290
Deferred revenue	346,494	346,416
TOTAL CURRENT LIABILITIES	4,132,025	3,833,585

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding at September 30, 2009 and December 31, 2008	-	-

Common stock, par value $0.001 per share, 100,000,000 shares authorized;
13,572,143 and 13,512,143 shares issued and outstanding, respectively	13,572	13,512

Additional Paid - in capital	2,797,562	2,752,621

Accumulated deficit	(6,305,060)	(5,434,483)

Total Stockholders' Deficit	(3,493,926)	(2,668,350)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$638,099	$1,165,235

See Accompanying Notes to the Financial Statements and Accountant's Report

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		reclassified		reclassified
		for comparability		for comparability

REVENUES
Products	$105,065	$179,639	$491,207	$524,923
Services	175,333	148,934	514,044	434,594
TOTAL REVENUES	280,398	328,573	1,005,251	959,517

COST OF GOODS SOLD
Equipment purchases	19,486	22,693	163,985	120,110
Royalties and consulting	9,374	29,049	39,576	50,586
	28,860	51,742	203,561	170,696

GROSS PROFIT	251,538	276,831	801,690	788,821

Research and Development	49,308	123,594	150,441	505,513
Selling, General and Administrative	342,291	422,653	1,109,434	1,316,248
TOTAL OPERATING EXPENSES	391,599	546,247	1,259,875	1,821,761

LOSS FROM OPERATIONS	(140,061)	(269,416)	(458,185)	(1,032,940)

OTHER INCOME (EXPENSE)
Loss on debenture valuation adjustment	(5,041)	-	(58,493)	-
Interest expense, includes $113,010 and $210,542 of
amortization of deferred finance costs
for the nine month periods, respectively	(53,754)	(198,112)	(353,944)	(538,485)
Interest income	8	146	43	3,802
Miscellaneous Income	-	78	-	413
	(58,787)	(197,888)	(412,394)	(534,270)

LOSS BEFORE INCOME TAXES	$(198,848)	$(467,304)	$(870,579)	$(1,567,210)

DEFERRED INCOME TAXES (BENEFIT)	-	-	-	(356,193)

NET LOSS	$(198,848)	$(467,304)	$(870,579)	$(1,211,017)

PER SHARE DATA
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.06)	$(0.09)

Basic and diluted weighted-average shares outstanding	13,277,096	12,981,130	13,413,768	12,750,647

See Accompanying Notes to the Financial Statements and Accountant's Report

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2009	2008

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(870,579)	$(1,211,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	188,989	46,340
Stock based compensation	45,000	-
Deferred income tax credit	-	(356,192)
Interest expense - amortization of debt discount	139,992	175,720
Amortization of deferred finance cost	113,010	210,542
Loss on debenture valuation adjustment	58,493	-
Changes in operating assets and liabilities
Accounts receivable	178,280	170,832
Loan Receivable	-	6,000
Security deposits and other assets	7,077	(6,947)
Accounts payable and accrued expenses	(1,064)	(174,361)
Accrued interest	100,943	152,223
Deferred revenue	79	43,869

Net Cash Provided by (Used in) Operating Activities	(39,780)	(942,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,390)	(6,671)
Net Cash Used in Investing Activities	(1,390)	(6,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	-	428,200

Net Cash from Financing Activities	-	428,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,170)	(521,462)

CASH AND CASH EQUIVALENTS
Beginning of period	70,591	787,156

End of period	$29,421	$265,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$2,194	$490

See Accompanying Notes to the Financial Statements and Accountant's Report

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

Financial Status of the Company

At September 30, 2009, the Company had cash and cash equivalents of $29,421, and a working capital deficit of $3,949,863, which includes certain current liabilities that are not expected to require near term cash settlement. Additionally, the Company has incurred a net loss of $870,579 for the nine months ended September 30, 2009, and had a stockholders’ deficit of $3,493,926 at September 30, 2009. Management has taken several steps that it believes will improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the remainder of 2009. These steps include increasing sales of EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

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

Although the terms of the Debentures permit the Company to force conversion, subject to certain conditions, the Company was not able to satisfy those conditions and force conversion of the Debentures by the maturity date.  The Company is currently attempting to renegotiate the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However there can be no assurance that the Company will be able to successfully renegotiate the terms of the Debentures. Furthermore, two Debenture holders have demanded payment of their Debentures, and one has commenced an action in New York Supreme Court for payment. The Company did not appear in the New York Supreme Court action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff.  However, the Company is continuing to engage in settlement negotiations with this Debenture holder.  Although the Company has continued settlement negotiations with both of the Debenture holders, there can be no assurance that a settlement will ensue with either of them. If the Company is unsuccessful in its settlement efforts or if other Debenture holders demand payment of their Debentures, the Company may be required to seek protection under the federal or state bankruptcy laws or take other actions that could impair its ability to continue its operations. While management of the Company is currently continuing to negotiate with Debenture holders in good faith and remains optimistic of a positive result, the Company remains vulnerable in the near term to the real possibility that one or more Debenture holders will not agree to a settlement, which could lead to a bankruptcy filing.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Costs

The Company accounts for software development costs in accordance with FASB ASC 985.730, Software Research and Development. FASB ASC 985.730 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. FASB ASC 985.730 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, FASB ASC 985.730 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the nine months ended September 30, 2009 and 2008 were $150,441 and $505,513, respectively.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under accounting standards, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock. In December 2006, the FASB approved Accounting for Registration Payment Arrangements, which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with the standard, Reasonable Estimation of the Amount of a Loss. The Company has evaluated the effect of these standards on the accompanying financial statements. The adoption of the accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders’ equity (additional paid-in capital).

Derivative Financial Instruments

The Company accounts for the Warrants that were issued in a private placement of the 8% Convertible Debentures with detachable Warrants on April 10, 2006, as derivatives under the guidance of accounting standards, Accounting for Derivative Instruments and Hedging Activities, and Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument, in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company’s stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in accounting standards, The Meaning of “Conventional Convertible Debt Instrument”.

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows accounting standards for Accounting for Uncertainty in Income Taxes. This provides guidance for recognizing and measuring uncertain tax positions, as defined in Accounting for Income Taxes. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company’s financial statements. For the nine months ended September 30, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $11,062 and $55,449 for the nine months ended September 30, 2009 and 2008, respectively.

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

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of September 30, 2009 and December 31, 2008.

Stock-Based Compensation

In addition to requiring supplemental disclosures, FASB ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

The Company uses the modified prospective method. Stock issued to consultants for consulting services was valued as of the date of the agreements with the various consultants, which in all cases was earlier than the dates when the services were committed to be performed by the various consultants.

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

In December 2006, accounting standards were issued for Accounting for Registration Payment Arrangements. This addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with Accounting for Contingencies. This became effective for fiscal periods beginning after December 15, 2006, and interim periods within those fiscal periods.

Basic and Diluted Loss per Share

In accordance with FASB ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2009 and 2008, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009, and November 16, 2009 when the financial statements were issued.

Recently Issued Accounting Standards

FASB ASC 810.  In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification, or ASC, 810, or FASB ASC 810, which requires companies to measure non-controlling interests in subsidiaries at fair value and to classify them as a separate component of equity.  FASB ASC 810 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We do not believe that the adoption of FASB ASC 810 will have a material effect on our financial position or results of operations.

FASB ASC 805.  In December 2007, FASB issued FASB ASC 805, which will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  FASB ASC 805 will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  FASB ASC 805 is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We do not believe that the adoption of FASB ASC 805 will have a material effect on our financial position or results of operations.

FASB ASC 350-30-35-1.  In April 2008, FASB issued FASB ASC 350-30-35-1.  This ASC amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-30-35-1 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We do not believe that the adoption of FASB ASC 350-30-35-1 will have a material effect on our financial position or results of operations.

FASB ASC 820.  In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

•
FASB ASC 820 (transitional 820-10-65-4) provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

•
FASB ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

•
FASB ASC 820-10-50 requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

•
FASB ASC 820-10-50 requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We do not believe that the adoption of these new staff positions will have a material impact on our financial position and results of operations.

FASB ASC 860.  In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on October 1, 2010.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements included herein to conform to the 2009 presentation.  These reclassifications had no material effect on the financial position, results of operations, or cash flows of the Company.

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  The convertible debenture balances at September 30, 2009 and December 31, 2008 were $2,490,000 and $2,402,791, respectively. The amortization of deferred finance costs was $113,010 and $210,542 for the nine months ended September 30, 2009 and 2008, respectively. The deferred finance cost balances at September 30, 2009 and December 31, 2008 were $-0- and $113,010, respectively.

Interest on the Debentures is due semiannually at 8% per annum beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The total interest paid to two Debenture holders was $16,982.  No other payments have been made, however.  The Debentures matured on April 10, 2009 (see Notes 1 and 13).

Through April 10, 2008 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at September 30, 2009 that were issued in connection with the sale of the Debentures.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $8,833 of related interest have been accrued through September 30, 2009.

The Warrants have been classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value. The Company’s value estimation methods which, in the case of a private company, must inherently involve significant uncertainly are described in the “fair value of financial instruments” section of Note 1, above.

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

4. STOCK BASED COMPENSATION

During the nine months ended September 30, 2009, the Company issued 60,000 shares of Common Stock for services rendered as a director and investor relations services, valued at $0.75 per share for total compensation of $45,000. No shares were issued in the three months ended September 30, 2009.

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

For awards with service conditions and graded vesting that were granted prior to the adoption of accounting standards, the Company estimates the requisite service period and the number of shares expected to vest and recognize compensation expense for each tranche on a straight-line basis over the estimated requisite service period of the award or over a period ending with an employee's eligible retirement date, if earlier. Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

Total stock options outstanding at September 30, 2009 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2008	100,000
Granted	-
Exercised	-
Outstanding at December 31, 2008	100,000
Options exercisable at December 31, 2008	100,000

Options outstanding at January 1, 2009	100,000
Granted	-
Exercised	-
Outstanding at September 30, 2009	100,000
Options exercisable at September 30, 2009	100,000

The 100,000 options outstanding at September 30, 2009 were issued in December 2007, have a remaining outstanding life of 4 years and have an exercise price of $0.75 per share.

 Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighed Average Remaining Contractual Term In Years

Outstanding at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.00
Total Outstanding Warrants – December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.00
Exercisable at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.00
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2009	10,571,003	3,523,669	7,047,334	1.42	2.75
Total Outstanding Warrants – September 30, 2009	10,571,003	3,523,669	7,047,334	1.42	2.75
Exercisable at September 30, 2009	10,571,003	3,523,669	7,047,334	1.42	2.75

5. PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT

At September 30, 2009 and 2008, property and equipment consisted of the following:

	September 30,	December 31,	Estimated Useful Life in
	2009	2008	Years
Furniture and office equipment	$186,869	$185,479	5
Computer software	109,244	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	317,407	316,017

Less: Accumulated Depreciation	256,876	237,186

	$60,531	$78,831

Depreciation and amortization of property and equipment amounted to $19,687 and $46,341 for the nine months ended September 30, 2009 and 2008, respectively.

	September 30,	December 31,	Estimated Useful
	2009	2008	Life in Years
Software Development Costs	$677,200	$677,200	3
Less: Accumulated Amortization	293,428	124,129

	$383,772	$553,071

The Company’s policy is to capitalize software development costs in accordance with accounting standards (See Note 2). Amortization of Software Development Costs amounted to $169,299 and $-0- for the nine months ended September 30, 2009 and 2008, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company had the following deferred tax assets and liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Current assets and liabilities:
Accounts receivable	$(62,000)	$(135,000)
Accounts payable and accrued expenses	176,000	57,000
Deferred revenues	303,000	141,000
	417,000	63,000
Valuation allowance	(417,000)	(63,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,301,000	$2,117,000
Depreciation	(44,000)	(94,000)
	2,257,000	2,023,000
Valuation allowance	(2,257,000)	(2,023,000)
Net non-current deferred tax asset	$-	$-

The valuation allowance for the current and non-current deferred tax asset increased by $588,000 for the nine months ended September 30, 2009.

The Company has net operating losses amounting to approximately $5,700,000 that expire in various periods from 2024 through 2029. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond our control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

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

The minimum rental commitment is as follows:

2009	$22,038
2010	10,978
$33,016

Rent expense amounted to $70,156 and $69,550 for the nine months ended September 30, 2009 and 2008, respectively. This includes additional expense for storage.

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

c. Litigation
In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its CEO for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. The Company has a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  The Company did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff.  However, the Company is continuing to engage in settlement negotiations with this Debenture holder.

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

 e. Joint Venture
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

No contributions to the plan by the Company have been provided for either the nine months ended September 30, 2009 or 2008.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the nine months ended September 30, 2009 and 2008, the Company incurred approximately $22,500 and $26,500, respectively, in sales commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	September 30, 2009	December 31, 2008
8% Convertible Debentures	2,490,000	2,402,791

12. LOSS PER SHARE

Loss per share for the nine months ended September 30, 2009 and 2008 does not include the effects of the 10,571,003 Warrants or the 4,980,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

In the event the Company is not successful in entering into favorable settlement agreements with the Debenture holders, management has determined, based on the provisions set forth in the Debenture instrument, which, as of April 10, 2009, the aggregate Mandatory Prepayment Amount (“MPA”) for all of the debenture holders could be up to an estimated maximum amount of approximately $3,800,000. Except for two debenture holders who have demanded repayment with a total maximum MPA estimated to be up to approximately $315,000, of which $62,096 represents accrued interest over the term of the $200,000 of related debt, management is unable to determine at this time, any adjustments to said amount that may need to be made if demand for repayment is made at a later date, as such amount would be based on variables only available at such future date. Such adjustments, if any, may be material in amount. For the two debenture holders who have demanded repayment, the statement of operations includes a loss of $58,493 relating to the difference between the MPA as estimated and the book carrying amount of that debt without consideration of the MPA and that amount is also included within the 8% Convertible Debentures of $2,601,275 as shown on the balance sheet at September 30, 2009.

Commencing five days after a holder demands payment of a Debenture, the interest rate on that Debenture will accrue at the rate of 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law. The foregoing is a summary of the terms of the Debentures and the consequences of an Event of Default thereunder. Accrued interest payable at September 30, 2009 includes interest expense of $105,477 incurred and charged to operations during the period since the maturity/default date of April 10, 2009 to the balance sheet date, of which $14,096 relates to the $200,000 of convertible debt upon which a demand for payment by the Company has been made. The Company is currently attempting to renegotiate the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there can be no assurance that the Company will be able to successfully renegotiate the terms of the Debentures or that one or more Debenture holders will not demand payment of their Debentures.

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

We are a software developer, publisher, and systems integrator in the IBM midrange market. Our flagship product, MarkMagicTM, is an online bar code software product for IBM System i (formerly known as the AS/400) computers. This software lets businesses design and print all types of documents, such as bar code labels, radio frequency identification (“RFID”) tags, e-forms, and other media, using live data, with little or no programming necessary. MarkMagic’s “what-you-see-is-what-you-get” design component, JMagic, was developed in Java specifically in order to be deployed across the Internet, as well as on diverse computing platforms, including Windows, UNIX and Linux.

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

Comparison of the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008.

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008.

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change $	Change %	2009	2008	Change $	Change %
Revenues
Products	$105,065	$179,639	$(74,574)	-42%	$491,207	$524,923	$(33,716)	-6%
Services	175,333	148,934	26,399	18%	514,044	434,594	79,450	18%
Total Revenues	280,398	328,573	(48,175)	-15%	1,005,251	959,517	45,734	5%

Direct Costs
Equipment Purchases	$19,486	$22,693	$(3,207)	-14%	$163,985	$120,110	$43,875	37%
Royalties & Consulting	9,374	29,049	(19,675)	-68%	39,576	50,586	(11,010)	-22%

Total Direct Costs	$28,860	$51,742	$(22,882)	-44%	$203,561	$170,696	$32,865	19%
% of total revenues	10%	16%			20%	18%

Gross margin	$251,538	$276,831	$(25,293)	-9%	$801,690	$788,821	$12,869	2%
% of total revenues	90%	84%			80%	82%

Research and development costs	$49,308	$123,594	$(74,286)	-60%	$150,441	$505,513	$(355,072)	-70%
% of total revenues	18%	38%			15%	53%

Sales and marketing expenses	$26,271	$60,123	$(33,852)	-56%	$101,340	$204,399	$(103,059)	-50%
% of total revenues	9%	18%			10%	21%

General and administrative expenses	$316,020	$362,530	$(46,510)	-13%	$1,008,094	$1,111,849	$(103,755)	-9%
% of total revenues	113%	110%			100%	116%

Interest expense	$53,754	$198,112	$(144,358)	-73%	$353,944	$538,485	$(184,541)	-34%
% of total revenues	19%	60%			35%	56%

Other Income (Expenses)	$(5,033)	$224	$(5,257)	-2347%	$(58,450)	$4,215	$(62,665)	-1487%
% of total revenues	-2%	0%			-6%	0%

Loss Before Taxes	$(198,848)	$(467,304)	$268,456	-57%	$(870,579)	$(1,567,210)	$696,631	-44%

Income Taxes (Benefit)	$-	$-	$-	0%	$-	$(356,193)	$356,193	-100%
Effective tax rate	0%	0%			0%	23%

Net loss	$(198,848)	$(467,304)	$268,456	-57%	$(870,579)	$(1,211,017)	$340,438	-28%
% of total revenues	-71%	-142%			-87%	-126%

Revenues

The decrease in total revenues in absolute dollars for the three months ended September 30, 2009, as compared to the same three months in 2008, is primarily due to less demand for hardware. Demand for services has increased for the period.  The increase in total revenues for the nine months ended September 30, 2009 compared to the same period in 2008 is due to an increase in sales of hardware during the first quarter and an increase in services during the second quarter as well as an increase in prices for software.  We also started selling a new product called WOW in the second quarter, which increased our revenues.  We expect that our revenues for the fourth quarter of 2009 will be about the same as 2008 fourth quarter revenues.  New MarkMagic features that we released in the third quarter met with positive reception from new and existing customers, which we believe will allow revenues to remain stable despite the general economic downturn.

Direct Costs

The costs for hardware and supplies for the three months ended September 30, 2009, were lower, as compared to the same three months in 2008, due to a decrease in hardware sales for this period.  The costs for hardware and supplies for the nine months ended September 30, 2009, were higher, as compared to the same nine months in 2008, due to increased hardware sales.

Gross Margin

Gross Margin as a percentage of sales increased in the three months ended September 30, 2009 as compared to the same three months in 2008.  Gross Margin as a percentage of sales decreased slightly in the nine months ended September 30, 2009 as compared to the same nine months in 2008. This was due to increased costs of hardware sold to our costumers during the period. We expect that our margins will remain at their current levels throughout the year due to the challenging economic environment that we, and the software industry at large, are experiencing.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States.  Software development costs are accounted for in accordance with Accounting Standards Codification 985-20-25, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2008, and all costs after that date have been expensed in accordance with Accounting Standards Codification 985-20-25.  During the nine-month periods ended September 30, 2009 and 2008, the software development costs that were expensed were $150,441 and $505,513, respectively. Software development costs decreased in the nine-month period due to reduced spending on consultants and a reduction in personnel as a result of the substantial completion of our EdgeMagic product.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three and nine months ended September 30, 2009 as compared to the same three and nine months in 2008 is due to cutbacks in advertising and trade show activity.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased in absolute dollars for the three and nine months ended September 30, 2009 as compared to the same three and nine months in 2008 primarily due to fewer employees and the attendant reduction in related expenses.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% convertible debentures.  Amortization of these deferred finance costs ceased in April 2009 and was partially offset by amounts incurred after the Debenture default on April 10, 2009.

Other Income, Net

Other Income (Expenses) decreased for the three and nine months ended September 30, 2009 as compared to the same three and nine months in 2008 due to the approximate $58,000 loss recorded from the Mandatory Prepayment Amount for Debenture Holders demanding repayment.

Interest and other income, decreased for the three and nine months ended September 30, 2009 as compared to the same three and nine months in 2008. The decrease is due primarily to a decline in interest bearing bank balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded no income tax benefit for the three months ended September 30, 2009 and 2008. There were no effective income tax rates for the three months ended September 30, 2009 and 2008. We recorded income tax benefit of $-0- and ($356,193) for the nine months ended September 30, 2009 and 2008. The effective income tax rates were 0% and 23% for the nine months ended September 30, 2009 and 2008. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to state income tax increase in valuation allowance for deferred tax asset and permanent differences between GAAP pre-tax income and taxable income.

Liquidity and Capital Resources

As of September 30, 2009, the Company’s principal source of liquidity was cash of $29,421. Our operations used $39,780 in cash during the nine months ended September 30, 2009 as compared to funds used for operations of $942,991 for the nine months ended September 30, 2008.

To sustain operations under our current structure, we need cash of approximately $50,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $3,950,000 at September 30, 2009. The deficiency in working capital included approximately $2,601,000 in amounts due on 8% convertible debentures, at least $2,290,000 of which is expected to be renegotiated and not require cash settlement as well as $346,000 in deferred revenues that require settlement in future services rather than cash.

During 2009 we issued 60,000 shares of common stock for services.

As of the fourth quarter of 2009, we are operating slightly below break-even on a cash flow basis. This is due to reduced revenue from our OEM channels that have been adversely impacted by general global economic weakness.  This trend is not expected to reverse itself before the end of the year. We believe we can sustain our cash flow at slightly below break-even and will seek additional sources of financing for the short term.  A number of current investors have indicated to management their willingness to increase their current investment positions to be used for short-term operating capital.  As we remain slightly below break-even, we believe that such short-term capital infusion will be adequate to permit us to maintain our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our Management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining our “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2009, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

During the third quarter of the Company’s 2009 fiscal year, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its CEO for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. The Company has a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  The Company did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff.  However, the Company is continuing to engage in settlement negotiations with this Debenture holder.

ITEM 6.EXHIBITS.

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

Date: November 16, 2009		CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer