Form 10-K
period 2009-12-31
CYBRA CORP
filed 2010-04-15
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2,885,000.

As of March 15, 2010, there were 13,766,662 shares of Common Stock outstanding.

Documents Incorporated by Reference: None

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

	Percentage of Sales Attributable to Software Manufacturers	Percentage of Sales to End Users
2009	75%	25%
2008	75%	25%
2007	78%	22%

CYBRA’s annual revenues are derived from hundreds of customers. Sales to the largest customers are as follows::

	Total Sales	Sales to the largest customer		Percentage of Total Sales
2009	$1,335,944	Foot Locker	$86,285	6.6%
2008	$1,397,150	VAI	$92,026	6.6%
2007	$1,705,742	Wacoal	$204,203	12.0%

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

Until recently, MarkMagic has addressed the IBM System i market. During 2008 CYBRA developed a version of MarkMagic called MarkMagic Platform Independent (PI) that is designed to run on all major computing platforms, such as Windows, UNIX and Linux. MarkMagic PI is currently being evaluated by a number of potential customers, including a major software company.

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

MarkMagic Version 7, a major new release, was launched in May 2009. It contains the all-new MarkMagic FormsComposer feature that adds full report writing functions to MarkMagic with a simple user interface. The other significant new feature in Version 7 is the Print Transformer, which provides MarkMagic users with powerful conditional printing capabilities.

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

Auto-ID MagicTMSales Strategy

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

The Future Arrives:RFID

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

Currently retailers’ RFID mandates affect only the largest suppliers (the top Wal-Mart vendors, for example). In the years ahead, however, the RFID compliance mandates are expected to impact virtually all suppliers regardless of size. The supply chain standards groups have adopted a new RFID standard, the EPC (Electronic Product Code), to supplement the simple UPC bar code.

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

Seven years after proponents began insisting that radio frequency identification would dramatically change the way companies track goods in the supply chain, it remains a niche technology held back by the difficulties its pioneers have had pulling in a critical mass of partners. A relatively small number of Wal-Mart’s suppliers have started using RFID since the retailer announced its famous supply chain “mandate”.

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

RFID Business Forecasts

A number of market research companies cover the RFID marketplace as a whole, and are often quoted as sources for market performance and projections. Among the leading analysts in this space are: ABI Research of Oyster Bay, NY; VDC Research of Natick, Massachusetts; IDTechEx, of Cambridge, United Kingdom; and Robert W. Baird & Company of Milwaukee, WI.

In their research report of March 2010 entitled “RFID Market to Reach $5.35 Billion This Year,” ABI Research forecasts that the RFID market appears set to reach a size of $4.47 billion in 2010 (excluding automobile immobilization), 15% more than the adjusted 2009 figure, and that the overall RFID market will exceed $7.46 million in 2014 (excluding automobile immobilization), representing a 14% compound annual growth rate over the next five years.  The greatest growth will be found in RTLS (Real Time Location Systems), baggage handling, animal ID, and item-level tagging in fashion apparel and retail.

In ABI Research’s “RFID Item-Level Tagging in Fashion and Apparel Report 3Q 2009”, they state that: “RFID’s ability to help apparel companies do more with less in the wake of economic downturn is driving an unprecedented surge in adoption throughout the sector.”  ABI predicts that: “[g]lobal sales of item-level RFID systems to apparel companies will essentially triple in size over the next five years, approaching $125 million by the end of 2014.”

Item-level tagging in the fashion apparel and footwear market has experienced record growth in 2009 as end-users strive to adopt technologies that help them become more efficient and remain competitive in the wake of economic downturn. Through years of extensive pilot testing, the industry has established a quick, demonstrable ROI case and key business metrics for deployment. While installations at Marks and Spencer and American Apparel currently represent the largest contributors to market growth, hundreds of companies are now in various stages of implementation. With a number of major deployments planned for late 2009 and early 2010, item-level tagging in fashion apparel and footwear is on the cusp of becoming a major application for RFID.

We believe that this trend plays to CYBRA’s strengths.  The most significant segment of our customer base consists of apparel companies — retailers, as well as manufacturers.  The IBM System i has an unusually high market share in the apparel business.

VDC Research of Natick, Massachusetts, in their report of July 20, 2009, stated:

“Middleware was the fastest growing RFID product segment in 2008, despite recessionary pressures that began impacting suppliers as early as Q2 (2008). According to recently published research from VDC’s 2009 RFID Business Planning Service, RFID middleware revenues …are expected to grow in excess of 60% (CAGR) annually over the next 5 years.”

“Middleware has become more critical to the RFID solution as the hardware has become more commoditized” stated Drew Nathanson, VDC’s Director of Research Operations. “This commoditization has caused end users to increasingly shift their focus toward improving functionality, scalability, and scope – concepts that are significantly influenced by a solution’s middleware/edgeware.”

More than 115 qualified organizations from across the world responded to ABI Research’s annual survey of end-user companies currently using, deploying, or piloting/evaluating RFID.  Survey results were released in December 2009 and found that:

“Nearly half (49%) of those respondents currently using, deploying, evaluating, or piloting RFID report that they expect their RFID budgets to increase in 2010.  Moreover, 100% of those organizations with rollouts currently in progress intend to increase their RFID budgets next year.”

“The picture is fairly rosy in other parts of the market too: nearly another one third of respondents report that their 2009 RFID spending levels will remain unchanged in 2010, while only about 11% intend to cut their RFID budgets. As in past years, the overwhelming majority of respondents rated ‘business process improvement’ as the number one driver for their adoption of RFID.”

In their report “RFID Forecasts, Players and Opportunities 2009-2019”, released in the third quarter of 2009, IDTechEx.com stated:

“In 2009 the value of the entire RFID market will be $5.56 billion, up from $5.25 billion in 2008. This includes tags, readers and software/services for RFID cards, labels, fobs and all other form factors. By far the biggest segment of this is RFID cards, and $2.57 billion of the total $5.56 billion being spent on all other forms of RFID - from RFID labels to active tags.”

“The tagging of pallets and cases as demanded by retailers (mostly in the US) will use approximately 225 million RFID labels in 2009, but we see take off in retail outside mandates, such as from Marks & Spencer and American Apparel, where 200 million tags will be used on apparel in 2009. In total, 2.35 billion tags will be sold in 2009 versus 1.97 billion in 2008.”

Robert W. Baird, in its report “Gen 2 Market Perspective” of March 2, 2010, predicted that the Gen 2 RFID market will grow in excess of 40% during 2010, driven largely by apparel, asset management and retail.   Baird stated that: “Many providers saw good sequential growth in the latter quarters of 2009, which has carried into 1Q10. We see end users as happy with hardware capability and increasingly encouraged with solution development.”

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

We have begun to expand beyond the IBM System i platform in 2010 and we anticipate a number of additional competitors. We believe that many of these competitors are well financed and have large customer installed bases. We expect CYBRA’s appeal will be based on our multiple platform support, multiple document type support and our experience and track record in integrating with business software packages.

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

On platforms other than System i, EdgeMagic’s advantages are scalability, ease of integration, and ease of use.

Included certified EPC-compliant label templates, pre-configured interfaces to leading ERP and WMS packages, and modular device control allows customers to roll out both open loop and closed loop industrial strength RFID solutions in far less time than with competing solutions.

High-end competitors (selling a suite of products to a specific industry) include:

•	BEA Weblogic RFID Platform Edge Server
•	OAT Systems OAT Foundation Suite
•	IBM Websphere RFID Premises
•	Manhattan Associates EPC Manager
•	Seeburger RFID Workbench
•	Sybase iAnywhere

Low end (selling stand-alone tools that are not industry-specific) includes EPCSolutions Tag Manager.

Recent RFID investments include:

Company	Profile	Recent Investment		Total Funds Raised
SIRIT	RFID Technology	Jan, 10	Acquired by Federal Signal for C$49.5 million in cash	Undisclosed
RUSH TRACKING	RFID Technology	Nov, 09	Acquired by Pharos Capital Group	Undisclosed
INTELLEFLEX	RFID Technology	Nov, 09	$8 million recap round	$50 million
INSYNC	RFID Middleware	Oct, 09	$4.7 million Series B from Intel Capital and others	$12.2 million
REVA	RFID Middleware	Apr, 09	$5 million Series C from CISCO Systems and SAP	$25 million
GLOBERANGER	RFID Middleware	Mar, 09	$8.3 million Series C from new and existing investors	Over $39 million
OMNI-ID	RFID Technology	Feb, 09	$15 million Series C	$20 million

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

On August 3, 2009, the Company entered into an Agreement for Establishment of Beijing Smart Shipping Technologies (SST) Co. Ltd. (the “Beijing Agreement”), with the Waterborne Transportation Institute of the Ministry of Communications, a governmental agency of the People’s Republic of China, and Key West Technologies, Inc.  The Beijing Agreement proposes to establish an equity joint venture, and contemplates a subsequent definitive joint venture agreement. The business scope of the proposed joint venture is to utilize the Company’s identification software to develop and sell products and services that track and monitor goods throughout the shipping supply chain. The Beijing Agreement contemplates a financial commitment by the Company to the joint venture of $2.5 million over eighteen months in exchange for a 52% equity interest in the joint venture. The Company is under no obligation to make these capital contributions unless and until the parties enter into a binding, definitive joint venture agreement.  The Company will require additional financing in the form of debt and/or equity to participate in the joint venture and make the required contributions.  Both the agreement and the subsequent binding, definitive joint venture agreement will be governed by the law of the People’s Republic of China.

Research and Development

In fiscal year 2009, CYBRA Corporation spent $204,509 on Research and Development activities and in fiscal year 2008, the Company spent $215,283 on Research and Development activities. For the years ended December 31, 2009 and 2008, $0 and $358,867, respectively were capitalized and recorded as “Software Development” on the Balance Sheet.  All costs were borne directly by CYBRA. No customers paid for these activities in any direct fashion.

Employees

As of March 15, 2010, the Company employed 10 full time employees. In addition, the Company retains the services of consultants and other third-parties on an as-needed basis.

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

In fiscal year 2009, we had a net loss of $1,090,284 and in fiscal year 2008, we had a net loss of $3,184,549.  Because of these losses, we may require additional capital to develop our business operations. Since the beginning of 2009, we have been operating at break-even.  Despite achieving that status, our relatively low cash reserves require us to raise additional capital through private placements, public offerings, bank financings and/or advances from related parties or shareholder loans.  The continuation of our business is dependent upon obtaining further financing and/or achieving a profitable level of operations. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

We may not be able to pay, refinance or otherwise satisfy our obligations under certain of the 8% Convertible Debentures (the “Debentures”).

We did not pay the Debentures when they became due on April 10, 2009.  Since that time, we have been negotiating with holders of the Debentures to obtain their agreement either to extend the term of their Debentures or to exchange their Debentures for a new class of preferred stock.  Holders of Debentures having an aggregate principal amount of $1,445,000 have agreed to extend the term of their Debentures until April 10, 2011.  We can provide no assurance that we will be able to generate adequate revenue from our operations to pay such Debentures when they mature or to refinance or further extend the term of the Debentures at that time.  While holders of the remaining outstanding Debentures having an aggregate principal amount of $1,045,000 have agreed to exchange their Debentures for a new class of preferred stock, creation of such a class is subject to shareholder approval.  Since Harold Brand, our Chairman and CEO, holds more than 50% of our outstanding shares and has agreed to approve the amendment to our certificate of incorporation that would authorize the new class of preferred stock, there can be no assurance that certain other shareholders will not object, which could result in litigation.

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

We have had limited revenues thus far.

To date, we have had limited revenues. We had revenues of $1,335,944 and $1,397,150 in fiscal years 2009 and 2008, respectively. In fiscal year 2009, we had a net loss of $ 1,090,284 and in fiscal year 2008, we had a net loss of $3,184,549.  Because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will be profitable.

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

The market for bar code and RFID software solutions is characterized by evolving technology and industry standards, changes in customer needs and frequent new product introductions. We are currently focused on enhancing our RFID capabilities through wider device coverage, additional application coverage and supporting other computing platforms beyond the System i. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new services, or to enhance existing services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

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

Management of CYBRA currently beneficially owns approximately 62.8% of the outstanding shares of our Common Stock. As a result, management possesses meaningful influence and control over the Company, and may be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions for the foreseeable future.

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

The warrants contain standard anti-dilution provisions in the event of stock dividend, splits or other dilutive transactions. While these warrants are outstanding and shares are available for option grants and other stock-based awards, our ability to obtain future financing may be harmed. Upon exercise of these warrants or options or grants of other equity-based awards, dilution to your ownership interests will occur as the number of shares of Common Stock outstanding increases.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its administrative and R&D offices in approximately 3,400 square feet of space located at One Executive Blvd., Yonkers, New York 10701. The Company has leased this space for a period of four years, beginning January 2010.  Monthly rent for 2010 and 2011 will be $5,937 and subsequent years will be $6,312, which includes electricity.

CYBRA also leases approximately 1,100 square feet in West Seneca (Buffalo), New York for sales and customer support. The Company is leasing this space for a period of 5 years, beginning June 1, 2005.  Monthly rent is $908 for the duration of the lease. Electricity is billed directly from the utility company.

ITEM 3. LEGAL PROCEEDINGS

In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company’s products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its CEO for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof.  In addition, Raz-Lee has asserted that Harold Brand, CEO of the Company, is personally liable for the Company’s obligation. This claim was dismissed, but was returned to the Magistrate's Court on appeal. The Company has a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.   The Company did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff (the “Order”).  Subsequent to the grant of the Order, an unaffiliated third party entered into an agreement with the plaintiff to purchase the plaintiff’s Debenture.  The Company has been informed that as a part of that agreement, the plaintiff has agreed not to enter judgment against the Company pursuant to the Order.  In addition, the Company has issued to the purchaser a new Debenture in the principal amount of $50,000, representing one-half of the principal amount of plaintiff’s Debenture, which has been transferred to the purchaser.  The purchaser has agreed to purchase the remaining $50,000 principal amount of the plaintiff’s Debenture in two installments of $25,000 each in May and September 2010.

ITEM 4. Reserved.

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

2008:	High	Low
Quarter ended September 30, 2008	$0.9700	$0.2000
Quarter ended December 31, 2008	$1.2500	$0.2500
2009:	High	Low
Quarter ended March 31, 2009	$1.2500	$0.4000
Quarter ended June 30, 2009	$1.2500	$0.6000
Quarter ended September 30, 2009	$0.6000	$0.2000
Quarter ended December 31, 2009	$0.6000	$0.2500

Holders

As of March 13, 2010, there were sixty-nine record owners of our Common Stock and twenty-five owners of convertible debentures.

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

None.

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

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The following table summarizes certain aspects of the Company’s results of operations for the year ended December 31, 2009, compared with the year ended December 31, 2008.

	Year Ended
	2009	2008	Change $	Change %

Revenues
Products	$651,962	$792,002	$(140,040)	-18%
Services	683,982	605,148	78,834	13%
Total Revenues	1,335,944	1,397,150	(61,206)	-4%

Direct Costs
Equipment Purchases	$218,258	$257,414	$(39,156)	-15%
Royalties & Consulting	59,576	74,770	(15,194)	-20%

Total Direct Costs	$277,834	$332,184	$(54,350)	-16%
% of total revenues	21%	24%

Gross margin	$1,058,110	$1,064,966	$(6,856)	-1%
% of total revenues	79%	76%

Research and development costs	$204,509	$215,283	$(10,774)	-5%
% of total revenues	15%	15%

Sales and marketing expenses	$165,595	$212,027	$(46,432)	-22%
% of total revenues	12%	15%

General and administrative expenses	$1,309,346	$1,809,503	$(500,157)	-28%
% of total revenues	98%	130%

Interest expense	$407,698	$756,363	$(348,665)	-46%
% of total revenues	31%	54%

Other Income (Expenses)	$(61,246)	$4,058	$(65,304)	-1609%
% of total revenues	-5%	0%

Loss Before Taxes	$(1,090,284)	$(1,924,152)	$833,868	-43%
	-82%	-138%

Income Taxes (Benefit)	$-	$1,260,397	$(1,260,397)	0%

Net loss	$(1,090,284)	$(3,184,549)	$2,094,265	-66%
% of total revenues	-82%	-228%

Revenues

The decrease in total revenues in absolute dollars for the year ended December 31, 2009, as compared to the same period in 2008, is primarily due to less demand for hardware. Demand for services has increased for the year ended December 31, 2009.  New MarkMagic features that we released in the third quarter of the year ended December 31, 2009 met with positive reception from new and existing customers, which we believe will allow revenues to remain stable.

Direct Costs

The costs for equipment purchases for the year ended December 31, 2009, were lower, as compared to 2008, due to a decrease in hardware sales for this year.

Gross Margin

Gross Margin as a percentage of sales increased slightly in the year ended December 31, 2009 as compared to the same period in 2008. This was due to decreased costs of hardware sold to our customers during the period. We expect that our margins will improve into the first and second quarters of 2010 due to lower reliance on equipment sales.

Software Development Costs

Software development costs consisted primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with Accounting Standards Codification 985-20-25, Costs of Computer Software to be Sold, Leased, or Marketed, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2008, and all costs after that date have been expensed in accordance with Accounting Standards Codification 985-20-25. During the years ended December 31, 2009 and 2008, the software development costs that were expensed were $204,509 and $215,283, respectively. Software development costs decreased in 2009 due to reduced spending on consultants and a reduction in personnel as a result of the substantial completion of our EdgeMagic product.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, advertising and promotional expenses. The decrease in absolute dollars for the year ended December 31, 2009, as compared to the same period in 2008, is due to cutbacks in advertising and trade show activity.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased in absolute dollars for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to fewer employees and the attendant reduction in related expenses.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing costs related to, the Debentures.  Amortization of these deferred financing costs ceased in April 2009 and standard interest continued to accrue on the Debentures.

Other Income (Expenses)

Other expenses increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the default on the Debentures.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded no income tax expense (benefit) for the year ended December 31, 2009 and an income tax expense of $1,260,397 for the year ended December 31, 2008. The income tax expense for 2008 was caused by an increase in the valuation allowances for the deferred tax asset. The effective tax rate differs from the statutory U.S. federal income tax rate of 35%, primarily due to increases in valuation allowance for deferred tax asset in 2008.

Liquidity and Capital Resources

The following table summarizes the our cash and cash equivalents, working capital, long-term debt and cash flows for the years ended December 31, 2009 and 2008.

	Years ended December 31,
	2009	2008	Change $	Change %
Cash and cash equivalents	$58,039	$70,591	(12,552)	-18%
Working capital deficit	(4,011,848)	(3,431,973)	(579,875)	-17%
Net cash used in operating activities	(11,162)	(791,729)	780,567	99%
Net cash used in investing activities	(1,390)	(365,537)	(364,147)	-99%
Net cash provided by financing activities	-	440,701	(440,701)	-100%

As of December 31, 2009, our principal source of liquidity was cash of $58,039. Our operations used $11,162 in cash during the year ended December 31, 2009 as compared to cash used for operations of $791,729 for the year ended December 31, 2008.

To sustain operations under our current structure, we need cash of approximately $110,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $4,011,000 at December 31, 2009. The deficiency in working capital included approximately $3,314,000 in liabilities related to the Debentures, which is expected to be renegotiated and not require cash settlement, as well as approximately $368,000 in deferred revenues that require settlement in future services rather than cash.

During 2009 we issued 70,000 shares of common stock for services.

As of the first quarter of 2010, we are operating at better than break-even on a cash flow basis. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses.  We expect this trend to continue into the second quarter of 2010. We believe we can sustain a positive cash flow throughout 2010.  We will seek additional sources of financing for the short term to provide initial funding for our joint venture in China as well as for sales personnel.  A number of current investors have indicated to management their willingness to increase their current investment positions to be used for short-term operating capital.  As cash flow remains stable, we believe that such short-term capital infusion will be adequate to permit us to maintain our operations.

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

Software Costs

We account for software development costs in accordance with ASC 985-20-25, Software to be Sold, Leased or Marketed (“ASC 985-20-25”) and ASC 985-730, Software Research and Development. ASC 985-20-25 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20-25 6 specifies that “technological feasibility” for purposes of ASC 985-20-25 can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. Our development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20-25 requires the development costs to be recorded as an expense until the completion of a “working model”. In our case the completion of a working model does not occur until almost the time when the software is ready for sale.

Accounting for Stock Based Compensation, Stock Options and Warrants Granted to Employees and Non-employees

We adopted ASC 718-10, as of January 1, 2006. ASC 718-10 replaced the existing requirements under SFAS No. 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock-based Compensation to Employees, or APB 25. According to ASC 718-10, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, are treated the same as any other form of compensation by recognizing the related cost in the statement of income.

Under ASC 718, Compensation - Stock Compensation, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the expense is recognized ratably over the award’s vesting period. For all grants made, we recognize compensation cost under the straight-line method.

We measure the fair value of stock options on the date of grant using a Black-Scholes option-pricing model which requires the use of several estimates, including:

•	the volatility of our stock price;

•	the expected life of the option;

•	risk free interest rates; and

•	expected dividend yield.

Income Taxes

We account for income taxes using the liability method in accordance with FASB ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carry forwards. The tax expense or benefit for unusual items, prior year tax exposure items or certain adjustments to valuation allowances are treated as discrete items in the interim period in which the events occur.

On January 1, 2007, we adopted ASC 740-10-05, which provides guidance for recognizing and measuring tax positions taken in a tax return that directly or indirectly affect amounts reported in financial statements.   Under ASC 740-10-05, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As a result of the implementation of this provision, we did not recognize any current tax liability for unrecognized tax benefits. We do not believe that there are any unrecognized tax positions that would have a material effect on the net operating losses disclosed. We have estimated the amount of our net operating loss carry-forwards and we currently have engaged tax professionals to evaluate the amount of net operating loss carry-forward available to us to offset future taxable income, under Internal Revenue Code Section 382.

Revenue Recognition

We recognize revenues in accordance with ASC 985-605, Software Revenue Recognition.

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, we allocate the total arrangement fee among the elements based on the relative fair value of each of the elements.

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

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – KBL, LLP	F-1

FINANCIAL STATEMENTS

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F-4

STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-20

Item 9. CHANGES IN AND DISGAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.

As a result of that evaluation, management identified the following control deficiencies as of December 31, 2009 that constituted material weaknesses:

●
Control environment — We did not maintain an effective control environment. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

●
Period-end financial reporting process — We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations.

Based on management's evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. We are planning to implement changes in the second quarter of 2010 to remedy these weaknesses, including engaging the services of a financial reporting consultant to regularly monitor accounting operations.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

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

Directors

Name	Age	Present Position and Offices	Term of Office

Harold Brand	59	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	Since 1985

Sheldon Reich	52	Vice President Solutions and Director	Since 1990

Robert J. Roskow	66	Executive Vice President and Director	Since 1995

Jonathan Rubin	39	Director	Since 2007

Matt Rothman	31	Director	Since 2007

Set forth below are brief accounts of the business experience during the past five years of each director of the Company.

Harold Brand is a founder of CYBRA and has been its Chairman of the Board and Chief Executive Office since 1985. Mr. Brand has been the Company’s Interim Chief Financial Officer since 2006. He is responsible for managing the Company’s operations, monitoring its performance, and planning and overseeing R&D projects. Mr. Brand developed much of CYBRA’s proprietary technology. Prior to founding CYBRA, Mr. Brand was the Vice President of Personnel Systems at Manufacturers Hanover Trust Company (currently JP Morgan Chase Bank), a New York City money center bank, where he managed a multimillion dollar annual budget and a staff of 25 professionals. A highly rated speaker at IBM technical conferences, Mr. Brand holds a Masters of Science degree in Computer Science from Rutgers University in New Brunswick, New Jersey. We have determined that since he has been involved with the development of our business since its inception, Mr. Brand is well suited to serve as a director of CYBRA.

Sheldon Reich has been Vice President of Marketing and a Director of the Company since 1990. His title was recently changed to Vice President Solutions to more accurately reflect his role in the Company. He has expertise in the creative application of Auto ID technology. In April 2004, Mr. Reich was selected by IBM to help design their infrastructure solution for enabling RFID wireless inventory systems. Prior to joining CYBRA, Mr. Reich held the position of Copy Director at Bantam Doubleday Dell publishing. He developed business-to-business marketing programs for such clients as: NYNEX, AT&T Microelectronics, and Philips Information Systems. A frequent speaker at industry conferences and user group meetings, Mr. Reich, holds a Bachelor of Arts degree in Linguistics from the State University of New York at Stony Brook.  We have determined that Mr. Reich’s industry experience in RFID technology and his understanding of the market makes him well suited to serve as a director of CYBRA.

Robert J. Roskow joined CYBRA in 1994 in the capacity of Vice President of Sales and a Director. His participation has recently transitioned to that of a sales advisory role, along with a change in title to Executive Vice President. Bob is also founder of Profit Horizons, Inc., a sales consultancy. He brings to CYBRA more than 30 years of high technology marketing experience with the IBM Corporation. Mr. Roskow’s marketing achievements with IBM were rewarded with membership in 17 100% clubs and three Golden Circles, which signified reaching the top 3% of sales professionals in the company. One of the chief architects of IBM’s Business Partner Program, Mr. Roskow has consulted to more than 50 IBM Business Partners with annual revenues ranging from $200,000 to $50 million. Bob was a New Business Executive with IBM for the four years prior to his retiring in 1992.  We have determined that Mr. Roskow’s technology marketing experience makes him well suited to serve as a director of CYBRA.

Jonathan Rubin is an experienced small businessperson, having run his own businesses for the past six years. Mr. Rubin is a partner in the Jefferson Title Agency, which is licensed in several states. He is a seasoned real estate professional, with extensive experience in numerous areas of the real estate field, including, management, brokerage, title and finance. Mr. Rubin is active in the Lakewood, NJ, community, where he manages a free loan society, and sits on the Township Rent Control Board, the Board of Congregation Ohr Meir and other community organizations.  We have determined that Mr. Rubin’s experience as an owner of small businesses makes him well suited to serve as a director of CYBRA.

Matt Rothman is the owner of MorFra Designs, a wholesale jewelry company supplying retailers and catalog companies throughout the U.S. MorFra specializes in cubic zirconia silver jewelry. Prior to the formation of MorFra in 2003, Mr. Rothman was for one year, vice president - sales at Designs by FMC, Inc., a manufacturer and distributor of gold and silver jewelry, selling to large retail chains, through catalogues and various cable television channels. Mr. Rothman also serves as a consultant to Global Equities, a real estate investment company with interests in residential and commercial real estate.  We have determined that Mr. Rothman’s experience as an owner of small businesses, as well as his experience with sales for a manufacturing company, makes him well suited to serve as a director of CYBRA.

Officers

In addition to Harold Brand, Sheldon Reich and Robert J. Roskow, the following person also serves as an officer of the Company:

Name	Age	Present Position and Offices	Term of Office

Charles M. Roskow	38	Vice President of Operations	Since 2006

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

No officer or director has, during the past ten years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; (e) any federal or state judicial or administrative order, judgment, decree or finding,  not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any federal or state securities or common law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (f) any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based on our records and other information available to us, we believe that, in 2009, all Section 16(a) filing requirements were satisfied.

Code of Ethics

Due to the early stage nature of the business of CYBRA, it does not have a Code of Ethics.

Audit Committee

Due to the early stage nature of the business of CYBRA, it does not have an audit committee, nor has its board of directors deemed it necessary to have an audit committee financial expert. CYBRA expects to have several committees in place, including a compensation, budget and audit committee. At such time, CYBRA Corporation intends to have a member of the Board of Directors that meets the qualifications for an audit committee financial expert .

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Harold Brand, Chairman, Chief Executive Officer	2009	$140,191	$50,326(1)	$190,517
and Interim Chief Financial Officer	2008	$165,847	22,096(2)	$187,943
	2007	$187,943	-0-	$187,943

(1)	This amount consists of $45,000 of salary, and $5,326 of bonus, that were voluntarily deferred by Mr. Brand.
(2)	This amount consists of $14,153 of salary, and $7,943 of bonus, that were voluntarily deferred by Mr. Brand.

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

Director Compensation

Inside directors are not compensated in their roles as directors. They are reimbursed, however, for reasonable expenses incurred on behalf of the Company. Outside Director compensation is $7,500 per year, plus expenses, for up to four regular meetings per year and an unspecified number of special meetings. For any additional in person meetings, compensation is $750 per meeting.  In 2009, Messrs. Rubin and Rothman each received 10,000 shares of common stock for services rendered as a director in 2009.  In 2008, Messrs. Rubin and Rothman each received $3,750 in cash compensation and 5,000 shares of common stock for services rendered as directors in 2008.

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

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2010: (i) each person who is known by CYBRA to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of CYBRA; and (iii) all executive officers and directors of CYBRA as a group. The address of each director and Named Executive Officer listed in the table below is c/o CYBRA Corporation, One Executive Boulevard, Yonkers, NY 10701.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)

Directors and Officers

Harold Brand	7,438,460		54.0%

Robert Roskow	536,200		3.9%

Sheldon Reich	943,220	(2)	6.6%

Matt Rothman	20,500		*

Jonathan Rubin	20,000		*

All Officers and Directors as a Group (5 persons)	8,958,880	(3)	62.8%

Beneficial Owners of More Than 5%

Sam Rothman c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,600,833	(4)	11.6%

Sholom Chaim Babad c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,080,000	(5)	7.8%

*	Less than 1%.
(1)	Based upon 13,766,662 shares issued and outstanding as at March 15, 2010.
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

The Board of the Company has confirmed, that in accordance with FINRA Rule 4200, only Messrs. Matt Rothman and Jonathan Rubin are deemed Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Bernstein & Pinchuk LLP (“B&P”) audited our financial statements for the fiscal year ended December 31, 2007.  On January 7, 2009, our Board of Directors dismissed B&P as our independent registered public accounting firm effective immediately.  On January 7, 2009, our Board of Directors appointed KBL, LLP (“KBL”) as our independent registered public accounting firm.  KBL has audited our financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.  The aggregate fees we paid to KBL for the years ended December 31, 2009 and December 31, 2008, and to B&P for the year ended December 31, 2008 were as follows:

KBL, LLP	2009	2008

Audit Fees	$33,208	$18,000
Audit-Related Fees	-0-	-0-
Total Audit and Audit-Related Fees	$33,208	$18,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Bernstein & Pinchuk, LLP	2009	2008

Audit Fees	$-0-	$48,000
Audit-Related Fees	-0-	-0-
Total Audit and Audit-Related Fees	$-0-	$48,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

Date: April 15, 2010

By:	/s/ Harold Brand
HAROLD BRAND
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Harold Brand	Chairman of the Board,	April 15, 2010
HAROLD BRAND	Chief Executive Officer (Principal Executive Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sheldon Reich	Director	April 15, 2010
SHELDON REICH

/s/ Robert J. Roskow	Director	April 15, 2010
ROBERT J. ROSKOW

/s/ Jonathan Rubin	Director	April 15, 2010
JONATHAN RUBIN

/s/ Matt Rothman	Director	April 15, 2010
MATT ROTHMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYBRA Corporation

We have audited the accompanying balance sheets of CYBRA Corporation ("the Company") as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBL, LLP

Forest Hills, New York

April 15, 2010

CYBRA CORPORATION

FINANCIAL STATEMENTS

CYBRA CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,039	$70,591
Accounts receivable, less allowance for doubtful accounts of $17,000 in 2009 and 2008	174,538	331,021

Total Current Assets	232,577	401,612

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $263,425 (2009) and $327,186 (2008)	53,982	78,831
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $349,862 (2009) and $124,129 (2008)	327,338	553,071
DEFERRED FINANCE COSTS	-	113,010
SECURITY DEPOSITS AND OTHER ASSETS	11,654	18,711
TOTAL ASSETS	$625,551	$1,165,235

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
8% Convertible Debentures	$2,604,098	$2,402,791
Accrued liquidated damages - registration rights agreement	110,000	110,000
Accounts payable and accrued expenses, including deferred unpaid officer/director compensation of $90,565 (2009) and $51,355 (2008)	562,776	437,088
Accrued interest	599,728	537,290
Deferred revenue	367,823	346,416
TOTAL CURRENT LIABILITIES	4,244,425	3,833,585

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding at December 31, 2009 and 2008	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized;
13,766,662 and 13,512,143 shares issued and
outstanding at December 31, 2009 and 2008, respectively	13,767	13,512

Additional Paid - in capital	2,892,126	2,752,621
Accumulated deficit	(6,524,767)	(5,434,483)
Total Stockholders' Deficit	(3,618,874)	(2,668,350)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$625,551	$1,165,235

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended
	December 31
	2009	2008

REVENUES
Products	$651,962	$792,002
Services	683,982	605,148
TOTAL REVENUES	1,335,944	1,397,150

COST OF GOODS SOLD
Equipment purchases	218,258	257,414
Royalties and consulting	59,576	74,770
	277,834	332,184

GROSS PROFIT	1,058,110	1,064,966

Research and Development	204,509	215,283
Selling, General and Administrative	1,474,941	2,021,530
TOTAL OPERATING EXPENSES	1,679,450	2,236,813

LOSS FROM OPERATIONS	(621,340)	(1,171,847)

OTHER INCOME (EXPENSE)
Loss on debenture valuation adjustment	(61,316)	-
Interest expense, includes $113,010 (2009) and $301,847 (2008) of amortization of deferred finance costs	(407,698)	(756,363)
Interest income	70	4,058
	(468,944)	(752,305)

LOSS BEFORE INCOME TAXES	$(1,090,284)	$(1,924,152)

DEFERRED INCOME TAXES (BENEFIT)	-	1,260,397

NET LOSS	$(1,090,284)	$(3,184,549)

PER SHARE DATA
Basic and diluted net loss per share	$(0.08)	$(0.25)

Basic and diluted weighted-average shares outstanding	13,499,937	12,936,951

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in-capital	Deficit	Total

Balance at December 31, 2007	12,610,954	$12,611	$2,044,537	$(2,249,934)	$(192,786)

Common stock issuance in private placement	587,335	587	440,114	-	440,701

Stock issued for services	293,854	294	256,592	-	256,886

Conversion of debentures to common stock	20,000	20	11,378	-	11,398

Net loss for the year	-	-	-	(3,184,549)	(3,184,549)

Balance at December 31, 2008	13,512,143	13,512	2,752,621	$(5,434,483)	$(2,668,350)

Common stock issued for services	70,000	70	47,430	-	47,500

Accrued interest converted into shares of common stock	184,519	185	92,075	-	92,260

Net loss for the year	-	-	-	(1,090,284)	(1,090,284)

Balance at December 31, 2009	13,776,662	13,767	2,892,126	(6,524,767)	(3,618,874)

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION
STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,090,284)	$(3,184,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for doubtful accounts	-	12,000
Depreciation and Amortization	251,972	150,463
Stock based compensation	47,500	256,886
Deferred income tax expense resulting from increase in valuation allowance of deferred tax asset	-	1,260,397
Interest expense - amortization of debt discount	139,992	253,389
Amortization of deferred finance cost	113,010	301,847
Provision for settlement of litigation	3,000	25,000
Loss on debenture valuation adjustment	61,316	-
Changes in operating assets and liabilities
Accounts receivable	156,483	9,626
Loan Receivable	-	6,000
Security deposits and other assets	7,057	(7,026)
Accounts payable and accrued expenses	125,688	(138,309)
Accrued interest	154,698	201,121
Deferred revenue	21,407	61,426
Net Cash Used in Operating Activities	(11,162)	(791,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,390)	(6,670)
Additions to software development costs	-	(358,867)
Net Cash Provided by Financing Activities	(1,390)	(365,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	-	440,701
Net Cash from Financing Activities	-	440,701

DECREASE IN CASH AND CASH EQUIVALENTS	(12,552)	(716,565)

CASH AND CASH EQUIVALENTS
Beginning of year	70,591	787,156
End of year	$58,039	$70,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$3,752	$490

NON-CASH DISCLOSURE
Accrued interest converted into common stock	$92,260	$11,398

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

Financial Status of the Company-Going Concern

At December 31, 2009, the Company had cash and cash equivalents of $58,039, and a working capital deficit of $4,011,848, which includes certain current liabilities that do not require near term cash settlement. Additionally, the Company incurred a net loss of $1,090,284 for the year ended December 31, 2009, and had a stockholders’ deficit of $3,618,874 at December 31, 2009. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the second quarter of 2010. These steps include increasing sales of  EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The Company, as further discussed in Notes 3 and 13, is obligated under 8% Convertible Debentures that became due on April 10, 2009.  The Company presently does not have the resources to pay the Debentures and these Debentures are in default.

The Company has renegotiated the terms of the Debentures (see Note 14, Subsequent Events), either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. The Company has obtained the agreement of 12 holders of Debentures having an aggregate principal amount of $1,445,000 to amend the terms of their Debentures and to extend their maturity date to April 10, 2011.  The Company has also obtained the agreement of 16 holders of Debentures having an aggregate principal amount of $1,045,000 to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Costs

The Company accounts for software development costs in accordance with FASB ASC 985.730, Software Research and Development and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. FASB ASC 985-20 specifies that “technological feasibility” for can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, FASB ASC 980-20 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the years ended December 31, 2009 and 2008 were $204,509 and $215,283, respectively.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under ASC 815-40, Contracts in Entity’s own Stock. .  ACS 825-20, Accounting for Registration Payment Arrangements, establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with the standard, Reasonable Estimation of the Amount of a Loss. The Company has evaluated how these standards affected these accompanying financial statements. The adoption of the accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital).

Derivative Financial Instruments

The Company accounts for its Warrants which were issued in a private placement of the 8% Convertible Debentures with detachable Warrants on April 10, 2006, as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and Accounting for Derivative Financial Instruments Indexed to and Potentially Settled In, a Company’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary– The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in accounting standards – The Meaning of “Conventional Convertible Debt Instrument.

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows accounting standards for Accounting for Uncertainty in Income Taxes. This provides guidance for recognizing and measuring uncertain tax positions, as defined in, Accounting for Income Taxes. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $11,504 and $59,983 for the years ended December 31, 2009 and 2008, respectively.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to valuation of warrants, stock grants and stock options, the net operating loss carry-forward, the valuation allowance for deferred taxes and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Cash and Cash Equivalents

We classify marketable securities that are highly liquid and have maturities of six months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

Revenue Recognition

The Company recognizes revenues in accordance with AICPA Statement of Position ASC 985-605,  Software Revenue Recognition.

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

Deferred Finance Costs

Deferred finance costs were amortized over the term of the 8% Convertible Debentures on the effective interest method.

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

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of December 31, 2009 and December 31, 2008.

Stock-Based Compensation

In addition to requiring supplemental disclosures, FASB ASC 718 Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

The Company uses the modified prospective method. Stock issued to consultants for consulting services was valued as of the date of the agreements with the various consultants, which in all cases was earlier than the dates when the services were committed to be performed by the various consultants.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of our Company that has satisfied a one-period holding period.

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

The estimated initial fair value of the Debentures payable (separated from the embedded conversion feature), is based on the discounted contractual cash flows with the discount rate of 27.1%. This discount rate was based on the 22.6% mean return on United States equity for companies with market capitalizations of under $1,500,000 and then adding 4.5% as the long-term risk premium on software companies as published in a respected independent source. An equity-related discount rate was used because, in the Company’s situation, unsecured debt at this amount would entail equity-like risks. The estimated initial value of the embedded conversion feature was then added to this value to arrive at the total initial value of the 8% Convertible Debenture.

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

ASC 825-20, Accounting for Registration Payment Arrangements, addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with Accounting for Contingencies. This became effective for fiscal periods beginning after December 15, 2006, and interim periods within those fiscal periods.

Basic and Diluted Loss per Share

In accordance with FASB ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2009 and 2008, the Company stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting standards

FASB ASC 815, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

FASB ASC 810. ASC 810 requires companies to measure non-controlling interests in subsidiaries at fair value and to classify them as a separate component of equity.  FASB ASC 810 is effective as of each reporting fiscal year beginning after December 15, 2008, and applies only to transactions occurring after the effective date.  We do not believe that the adoption of FASB ASC 810 will have a material effect on our financial position or results of operations.

FASB ASC 805. ASC 805 will require companies to measure assets acquired and liabilities assumed in a business combination at fair value.  In addition, liabilities related to contingent consideration are to be re-measured at fair value in each subsequent reporting period.  FASB ASC 805 will also require the acquirer in pre-acquisition periods to expense all acquisition-related costs.  FASB ASC 805 is effective for fiscal years beginning after December 15, 2008, and is applicable only to transactions occurring after the effective date.  We do not believe that the adoption of FASB ASC 805 will have a material effect on our financial position or results of operations.

FASB ASC 350-30-35-1.  This ASC amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FASB ASC 350-30-35-1 improves the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. We do not believe that the adoption of FASB ASC 350-30-35-1will have a material effect on our financial position or results of operations.

FASB ASC 820.  ASC 820 clarifies the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

FASB ASC 820 (transitional 820-10-65-4),  ASC 820 provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

FASB ASC 320. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

FASB ASC 820-10-50.  ASC 820-10-50 requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We do not believe that the adoption of these new standards have a material impact on our financial position and results of operations.

FASB ASC 860.   ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on January 1, 2010.

Reclassifications

No reclassifications have been made to the financial statements.

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  The Debenture balances at December 31, 2009 and December 31, 2008 were $2,490,793 and $2,402,791, respectively. The amortization of deferred finance costs was $113,010 and $301,847 for the years ended December 31, 2009 and 2008, respectively. The deferred finance cost balance at December 31, 2009 and December 31, 2008 was $-0- and $113,010, respectively.

Interest on the Debentures is due semiannually at 8% per annum beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The total interest paid to two Debenture holders was $16,982. Another Debenture holder converted their accrued interest to shares of common stock. No other payments have been made.  The Debentures matured on April 10, 2009 (see Notes 1 and 13).

Through April 10, 2008 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at December 31, 2009 that were issued in connection with the sale of the Debentures.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $3,151 of related interest have been accrued through December 31, 2009.

The Warrants were classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value. The Company’s value estimation methods which, in the case of a private company, must inherently involve significant uncertainly are described in the “fair value of financial instruments” section of Note 1, above.

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

4. STOCK BASED COMPENSATION

During the year ended December 31, 2009, the Company issued 20,000 shares of Common Stock for services rendered to directors and 50,000 shares of Common Stock for investor relations services. 60,000 of the shares of Common Stock were valued at $.75 per share and 10,000 of the shares of the Common Stock were valued at $.25 per share for total compensation of $47,500.

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

Total stock options outstanding at December 31, 2009 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2008	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2008	100,000
Options exercisable at December 31, 2008	100,000

Options outstanding at January 1, 2009	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2009	100,000
Options exercisable at December 31, 2009	100,000

The 100,000 options outstanding at December 31, 2009 were issued in December 2007, have a remaining outstanding life of 3 years and have an exercise price of $0.75 per share.

 Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighted Average Remaining Contractual Term In Years
Outstanding at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.50
Total Outstanding Warrants – December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.50
Exercisable at December 31, 2008	10,571,003	3,523,669	7,047,334	1.42	3.50
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	2.50
Total Outstanding Warrants – December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	2.50
Exercisable at December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	2.50

5. PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consisted of the following:

	December 31,	December 31,	Estimated Useful Life in
	2009	2008	Years
Furniture and office equipment	$186,869	$185,479	5
Computer software	109,244	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	317,407	316,017

Less: Accumulated Depreciation	263,425	237,186

	$53,982	$78,831

Depreciation and amortization of property and equipment amounted to $251,972 and $150,463 for the years ended December 31, 2009 and 2008, respectively

	December 31,	December 31,	Estimated Useful Life in
	2009	2008	Years
Software Development Costs	$677,200	$677,200	3
Less: Accumulated Amortization	349,862	124,129

	$327,338	$553,071

The Company’s policy is to capitalize software development costs in accordance with FASB ASC 985.730 (See Note 2). Amortization of Software Development Costs amounted to $ 225,733 and $124,129 for the years ended December 31, 2009 and 2008, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at December 31, 2009 and December 31, 2008:

	December 31,
	2009	2008
Current assets and liabilities:
Accounts receivable	$(71,000)	$(135,000)
Accounts payable and accrued expenses	86,000	57,000
Deferred revenues	149,000	141,000
	164,000	63,000
Valuation allowance	(164,000)	(63,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,370,000	$2,117,000
Depreciation	(68,000)	(94,000)
	2,302,000	2,023,000
Valuation allowance	(2,302,000)	(2,023,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $380,000 for the year ended December 31, 2009.

The Company has net operating losses amounting to approximately $5,800,000 that expire in various periods from 2024 through 2029. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The provision (benefit) for income taxes, consist of the following:

	Year Ended December 31,
	2009	2008

Current tax expense	$-	$-
Deferred tax (benefit)	(380,000)	(825,063)
Net change in valuation allowance	380,000	2,086,000

	$-	$1,260,397

The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2009	2008
Deferred:

Federal income taxes	$(314,000)	$(795,429)
State income taxes	(66,000)	(30,174)
Net change in valuation allowance	380,000	2,086,000

	$-	$1,260,397

The statutory Federal income tax rate and the effective rate are reconciled as follows:

	Year Ended December 31,
	2009	2008
Statutory Federal income tax rate	34%	34%

State taxes, net of Federal tax benefit	5%	5%

Valuation allowance	-39%	-108%

Reversal of timing differences	-	3%

	0%	-66%

7. PREFERRED STOCK

The Company is authorized to issue 1,000 Class A Preferred shares and 1,000 Class B Preferred shares, each of which has a par value of $1.00.  No shares of preferred stock are currently outstanding.

8. COMMITMENTS AND CONTINGENCIES

a. Operating lease
The Company occupies office space in Yonkers, New York under an extended lease agreement that expires on January 31, 2014.  The Company also rents space in West Seneca, New York, near Buffalo. This lease agreement expires on May 31, 2010.

The minimum rental commitment for both properties is as follows:

2010	$76,209
2011	$75,790
2012	$75,375
2013	$75,750
2014	$6,312

$309,436,

Rent expense amounted to $85,755 and $92,787 for the years ended December 31, 2009 and 2008, respectively. This includes additional expense for storage.

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

c. Litigation
In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its CEO for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. In addition, Raz-Lee has asserted that Harold Brand, CEO of the Company, is personally liable for the Company’s obligation. This claim was dismissed, but was returned to the Magistrate's Court on appeal.  The Company has a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for Payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  The Company did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff (the “Order”).  Subsequent to the grant of the Order, an unaffiliated third party entered into an agreement with the plaintiff to purchase the plaintiff’s Debenture.  The Company has been informed that as a part of that agreement, the plaintiff has agreed not to enter judgment against the Company pursuant to the Order.  In addition, the Company has issued to the purchaser a new Debenture in the principal amount of $50,000, representing one-half of the principal amount of plaintiff’s Debenture, which has been transferred to the purchaser.  The purchaser has agreed to purchase the remaining $50,000 principal amount of the plaintiff’s Debenture in two installments of $25,000 each in May and September 2010.

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

On June 1, 2009, the Company entered into a non-exclusive one-year agreement with an investment banker to raise the capital necessary to fund the joint venture. The investment banker will receive a fee of 5% of the transaction proceeds.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either year ended December 31, 2009 or 2008.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the years ended December 31, 2009 and 2008, the Company incurred approximately $30,000 and $34,000, respectively, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	December 31, 2009	December 31, 2008
8% Convertible Debentures	2,604,098	2,402,791

12. LOSS PER SHARE

Loss per share for the year ended December 31, 2009 and 2008 does not include the effects of the 10,571,003 Warrants or the 4,980,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

The Mandatory Prepayment Amount of a Debenture is equal to as the sum of: (i) the greater of: (A) 120% of the principal amount of such Debenture, plus all accrued and unpaid interest thereon, or (B) the principal amount of such Debenture, plus all other accrued and unpaid interest thereon, divided by the Conversion Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the VWAP on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Debentures. The current Conversion Price of the Debentures is $0.50. VWAP is the volume-weighted average price of our common stock on the day in question.

 "VWAP" means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted on a Trading Market, the daily volume weighted average price of the Common Stock for such date (or the nearest preceding date) on the Trading Market on which the Common Stock is then listed or quoted as reported by Bloomberg Financial L.P. (based on a Business Day from 9:30 a.m. Eastern Time to 4:02 p.m. Eastern Time); (b) if the Common Stock is not then listed or quoted on a Trading Market and if prices for the Common Stock are then reported in the "Pink Sheets" published by the Pink Sheets LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (c) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Purchasers and reasonably acceptable to the Company.

14. SUBSEQUENT EVENTS

We evaluated events occurring between the end of our fiscal year, December 31, 2009, and April 15, 2010 when the financial statements were issued.

The Company has obtained the agreement of 12 holders of Debentures having an aggregate principal amount of $1,445,000 to amend the terms of their Debentures and to extend their maturity date to April 10, 2011.  As a part of these agreements, the Company has agreed to issue new Class B Warrants having, among other terms, a lower exercise price and an extended term in exchange for the for the holders’ existing Class B Warrants.  Consummation of the amendment and exchange of those Debentures and the exchange of Class B Warrants is subject only to acceptance by the Company and the completion of certain affidavits relating to lost Debentures and Class B Warrants.

The Company has also obtained the agreement of 16 holders of Debentures having an aggregate principal amount of $1,045,000 to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures.  As a part of these agreements, the Company has agreed to issue new Class B Warrants having, among other terms, a lower exercise price and an extended term in exchange for the for the holders’ existing Class B Warrants. Consummation of the exchange of those Debentures for shares of preferred stock and the exchange of Class B Warrants is subject to acceptance by the Company, the authorization by the Company’s shareholders to amend the Company’s certificate of incorporation to authorize the Company to issue additional shares of preferred stock, the creation of a new class of preferred stock pursuant to such authorization, and the issuance of shares of preferred stock to such holders pursuant to the terms of the exchange agreements.

INDEX TO EXHIBITS

3.1	Certificate of Incorporation*
3.2	Bylaws*
4.1	Form of Securities Purchase Agreement dated as of April 10, 2006*
4.2	Form of Common Class A and B Stock Purchase Warrant dated as of April 10, 2006*
4.3	Form of 8% Convertible Debenture issued on April 10, 2006*
4.4	Form of Registration Rights Agreement dated as of April 10, 2006*
4.5	Form of Common Class A Stock Purchase Warrant issued in connection with private placement****
4.6	Form of Common Class B Stock Purchase Warrant issued in connection with private placement****
10.1	2006 Incentive Stock Plan*†
10.2	Employment Agreement between Harold Brand and CYBRA dated as of April 30, 2006*
10.3	Form of Domestic Reseller Agreement**
10.4	Form of International Reseller Agreement**
10.5	Form of Premier Reseller Software Licensing Agreement between CYBRA Corporation and Solzon Corporation dated as of August 27, 2007***
10.6	Form of Technology License Agreement dated as of August 27, 2007***
10.7	Form of Contractor Agreement for System Integration and Consulting Services dated as of August 27, 2007***
31.1	Section 302 Sarbanes-Oxley Certification – CEO+
31.2	Section 302 Sarbanes-Oxley Certification – CFO+
32.1	Section 906 Sarbanes-Oxley Certification – CEO+
32.2	Section 906 Sarbanes-Oxley Certification – CFO+

†	Compensatory Plan or Arrangement

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on June 16, 2006, File No. 333-135068.

**	Incorporated herein by reference to the Registrant’s report on Form 10-KSB filed with the Commission on April 2, 2007.

***	Incorporated herein by reference to the Registrant’s current report on Form 8-K, filed with the Commission on September 27, 2007.

****	Incorporated herein by reference to the Registrant’s annual report on Form 10-K filed with the Commission on April 2, 2009.

+	Filed herewith.