Form 10-Q
period 2010-03-31
CYBRA CORP
filed 2010-05-14
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 13, 2010 the registrant had 13,766,662 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,258	$58,039
Accounts receivable, less allowance for doubtful accounts of $17,000 at both dates	230,273	174,538

Total Current Assets	289,531	232,577

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of
$268,818 at March 31, 2010 and $263,425 at December 31, 2009	51,528	53,982
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of
$406,297 at March 31, 2010 and $349,862 at December 31, 2009	270,903	327,338
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654
TOTAL ASSETS	$623,616	$625,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$2,609,030	$2,604,098
Accrued liquidated damages - registration rights agreement	110,000	110,000
Accounts payable and accrued expenses, including deferred unpaid officer/director
compensation of $160,229 at March 31, 2010 and $90,565 at December 31, 2009	567,530	562,776
Accrued interest	652,314	599,728
Deferred revenue	394,041	367,823
Loans from stockholders in contemplation of private placement of common stock	47,500	-
TOTAL CURRENT LIABILITIES	4,380,415	4,244,425

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding	-	-

Common stock, par value $0.001 per share, 100,000,000 shares authorized;
13,766,662 shares issued and outstanding	13,767	13,767
Additional Paid - in capital	2,892,126	2,892,126
Accumulated deficit	(6,662,692)	(6,524,767)
Total Stockholders' Deficit	(3,756,799)	(3,618,874)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$623,616	$625,551

See Accompanying Notes to the Financial Statements

CYBRA CORPORATION

STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009

REVENUES
Products	$203,568	$256,098
Services	169,232	162,575
TOTAL REVENUES	372,800	418,673

COST OF GOODS SOLD
Equipment purchases	51,796	135,775
Royalties and consulting	13,619	16,036
	65,415	151,811

GROSS PROFIT	307,385	266,862

Research and Development	46,435	52,333
Selling, General and Administrative	341,365	414,647
TOTAL OPERATING EXPENSES	387,800	466,980

LOSS FROM OPERATIONS	(80,415)	(200,118)

OTHER INCOME (EXPENSE)
Loss on debenture valuation adjustment	(4,931)	-
Interest expense, includes amortization of deferred finance costs
of $101,073 for the 3 months ended March 31, 2009	(52,586)	(229,426)
Interest income	7	11
	(57,510)	(229,415)

NET LOSS	$(137,925)	$(429,533)

PER SHARE DATA
Basic and diluted net loss per share	$(0.01)	$(0.03)

Basic and diluted weighted-average shares outstanding	13,766,662	13,544,143

See Accompanying Notes to the Financial Statements

CYBRA CORPORATION

STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009

	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,925)	$(429,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	61,828	62,988
Stock based compensation	-	45,000
Interest expense - amortization of debt discount	-	78,352
Amortization of deferred finance cost	-	101,073
Loss on debenture valuation adjustment	4,932	-
Changes in operating assets and liabilities
Accounts receivable	(55,735)	166,198
Accounts payable and accrued expenses	4,754	(67,823)
Accrued interest	52,586	50,001
Deferred revenue	26,218	5,101
Net Cash (Used for) Provided by Operating Activities	(43,342)	11,357

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,939)	(1,390)
Net Cash Used in Investing Activities	(2,939)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from stockholders in contemplation of private placement of common stock	47,500	-
Net Cash Provided by Financing Activities	47,500	-

INCREASE IN CASH AND CASH EQUIVALENTS	1,219	9,967

CASH AND CASH EQUIVALENTS
Beginning of period	58,039	70,591
End of period	$59,258	$80,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$-	$2,194

See Accompanying Notes to the Financial Statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENATION

Organization and Description of Operations

CYBRA Corporation (the “Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher and systems integrator specializing in Auto Identification technology solutions. The Company’s flagship product, MarkMagicTM, is a barcode, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems.. EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages.  CYBRA software solutions run on all major computing platforms including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Substantially all of the Company’s accounts receivable are due from manufacturing companies and software vendors located throughout the United States.

Financial Status of the Company-Going Concern

At March 31, 2010, the Company had cash and cash equivalents of $59,258, and a working capital deficit of $4,090,884, which includes certain current liabilities that do not require near term cash settlement. Additionally, the Company incurred a net loss of $137,925 for the period ended March 31, 2010, and had a stockholders’ deficit of $3,756,799 at March 31, 2010. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the second quarter of 2010. These steps include increasing sales of  EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The Company, as further discussed in Notes 3 and 13, is obligated under 8% Convertible Debentures that became due on April 10, 2009.  The Company presently does not have the resources to pay the Debentures and these Debentures are in default.  However, the Company has renegotiated the terms of the Debentures (see Note 13, Current Status of Convertible Debentures), either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock. The Company has obtained the agreement of 12 holders of Debentures having an aggregate principal amount of $1,445,000 to amend the terms of their Debentures and to extend their maturity date to April 10, 2011.  The Company has also obtained the agreement of 16 holders of Debentures having an aggregate principal amount of $1,045,000 to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Costs

The Company accounts for software development costs in accordance with FASB ASC 985.730, Software Research and Development and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. FASB ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, FASB ASC 985-20 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the three months ended March 31, 2010 and 2009 was $46,435 and $52,333, respectively.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under ASC 815-40, Contracts in Entity’s Own Stock.  ASC 825-20, Accounting for Registration Payment Arrangements, establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with the standard, Reasonable Estimation of the Amount of a Loss. The Company has evaluated how these standards affected these accompanying financial statements. The adoption of the accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital).

Derivative Financial Instruments

The Company accounts for its Warrants which were issued in a private placement of the 8% Convertible Debentures with detachable Warrants on April 10, 2006, as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts In an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, “Conventional Convertible Debt Instrument.”

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

The Company follows ASC 740 rules governing uncertain tax positions which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the three months ended March 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $1,017 and $2,051 for the three months ended March 31, 2010 and 2009, respectively.

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

Cash and Cash Equivalents

The Company classifies marketable securities that are highly liquid and have maturities of six months or less at the date of purchase as cash equivalents.  The Company manages exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor its credit risk concentrations.

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

Accounts Receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on its history of write-offs, level of past-due accounts based on the contractual terms of the receivables, and its relationships with and the economic status of its customers.

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of March 31, 2010 and December 31, 2009.

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

The estimated initial fair value of the Debentures payable (separated from the embedded conversion feature) is based on the discounted contractual cash flows with the discount rate of 27.1%. This discount rate was based on the 22.6% mean return on United States equity for companies with market capitalizations of under $1,500,000 and then adding 4.5% as the long-term risk premium on software companies as published in a respected independent source. An equity-related discount rate was used because, in the Company’s situation, unsecured debt at this amount would entail equity-like risks. The estimated initial value of the embedded conversion feature was then added to this value to arrive at the total initial value of the 8% Convertible Debentures.

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

Basic and Diluted Loss per Share

In accordance with FASB ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2010 and 2009, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

FASB ASC 860.   ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 is effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. The Company adopted FASB ASC 860 on January 1, 2010.

The Company does  not believe that the adoption of these new standards have a material impact on its financial position and results of operations.

Reclassifications

No reclassifications have been made to the financial statements.

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  The Debenture balances at March 31, 2010 and December 31, 2009 were $2,604,098 and $2,481,143, respectively. The amortization of deferred finance costs was $-0- and $101,073 for the three months ended March 31, 2010 and 2009, respectively. The deferred finance cost balance at March 31, 2010 and December 31, 2009 was $-0- as of each date.

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

Through April 10, 2009 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B. Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75. Each Class B Warrant gives the holder the right to buy one share of Common Stock for $1.75. The Warrants are exercisable at any time through April 10, 2011. The 7,500,000 Warrants are the only outstanding Warrants at March 31, 2010 that were issued in connection with the sale of the Debentures.

As part of the transaction, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees equal to 5% of any cash collected on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants are subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006. Liquidated damages of $110,000 for the period September 7 through December 6, 2006 and $3,151 of related interest have been accrued through March 31, 2010.

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

The derivative financial instruments have not been designated as hedges. The purpose of their issuance was to raise additional capital in a more advantageous fashion than could be done without the use of such instruments. In addition to expecting the overall cost of capital to be less, the use of the derivative instruments reduces the cost to the common stockholders when the value of their shares declines in exchange for increasing the cost to the common stockholders when the value of their shares increase, all of which should tend to reduce the volatility of the value of the Company’s common shares.

4. STOCK BASED COMPENSATION

During the three months ended March 31, 2010, the Company issued no shares of Common Stock for services.  During the three months ended March 31, 2009, the Company issued 60,000 shares of Common Stock for services rendered as a director and for investor relations services, valued at $0.75 per share for total compensation of $45,000.

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

Total stock options outstanding at March 31, 2010 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2009	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2009	100,000
Options exercisable at December 31, 2009	100,000

Options outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at March 31, 2010	100,000
Options exercisable at March 31, 2010	100,000

The 100,000 options outstanding at March 31, 2010 were issued in December 2007, have a remaining outstanding life of 3 years and have an exercise price of $0.75 per share.

 Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighted Average Remaining Contractual Term In Years
Outstanding at December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.25
Total Outstanding Warrants – March 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.25
Exercisable at December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.25
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	10,571,003	3,523,669	7,047,334	1.42	2.25
Total Outstanding Warrants – March 31, 2010	10,571,003	3,523,669	7,047,334	1.42	2.25
Exercisable at March 31, 2010	10,571,003	3,523,669	7,047,334	1.42	2.25

5. PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31,	December 31,	Estimated Useful Life in
	2009	2009	Years
Furniture and office equipment	$186,869	$186,869	5
Computer software	112,183	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	320,346	317,407

Less: Accumulated Depreciation	268,818	263,425

	$51,528	$53,982

Depreciation and amortization of property and equipment amounted to $5,393 and $6,557 for the three months ended March 31, 2010 and 2009, respectively

	March 31,	December 31,	Estimated Useful Life in
	2010	2009	Years
Software Development Costs	$677,200	$677,200	3
Less: Accumulated Amortization	406,297	349,862

	$270,903	$327,338

The Company’s policy is to capitalize software development costs in accordance with FASB ASC 985.730 (See Note 2).

Amortization of Software Development Costs amounted to $56,435 and $56,433 for the three months ended March 31, 2010 and 2009, respectively, and is included within Selling, General and Administrative Expenses.

 6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at March 31, 2010 and December 31, 2009:

	March 31, December 31,
	2010	2009
Current assets and liabilities:
Accounts receivable	$(94,000)	$(71,000)
Accounts payable and accrued expenses	85,000	86,000
Deferred revenues	160,000	149,000
	151,000	164,000
Valuation allowance	(151,000)	(164,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,406,000	$2,370,000
Depreciation	(44,000)	(68,000)
	2,362,000	2,302,000
Valuation allowance	(2,362,000)	(2,302,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $47,000 for the three months ended March 31, 2010.

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

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management intends to carefully monitor share ownership of 5% stockholders but cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company has no uncertain income tax positions.

7. PREFERRED STOCK

The Company is authorized to issue 1,000 Class A Preferred shares and 1,000 Class B Preferred shares, each of which has a par value of $1.00.  No shares of preferred stock are currently outstanding.

8. COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

a. Operating lease
The Company occupies office space in Yonkers, New York under a lease agreement that was amended effective December 30, 2009 and expires on January 31, 2014. The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2010	$71,915
2011	73,500
2012	73,500
2013	73,500
2014	6,125
$298,540

Rent expense amounted to $16,368 and $23,312 for the three months ended March 31, 2010 and 2009, respectively. This includes additional expense for storage.

b. Line of Credit
The Company has a $115,000 credit line available through its bank. No money was drawn from this line of credit in 2009 or 2010. In the event of borrowing, the repayment period is 36 months. The line of credit is personally guaranteed by Harold Brand, Chairman and Chief Executive and majority stockholder of the Company. The Company’s right to draw on the credit line is subject to approval of holders of Debentures constituting 60% of the principal amount of Debentures outstanding.

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

f. Loans from stockholders

During the three months ended March 31, 2010, the Chief Executive Officer of the Company provided the Company with $35,000, and another stockholder provided the Company with $12,500 (for a total of $47,500) as advance payment toward the issuance of common stock and other securities in a planned private placement. The Company is currently legally obligated to return such funds on demand of the investors, and in the event that the contemplated private placement is not completed.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either period ended March 31, 2010 or 2009.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the three months ended March 31, 2010 and 2009, the Company incurred approximately $7,500 and $7,500, respectively, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	March 31, 2010	December 31, 2009
8% Convertible Debentures	$2,609,030	$2,604,098

12. LOSS PER SHARE

Loss per share for the period ended March 31, 2010 and 2009 does not include the effects of the 10,571,003 Warrants or the 4,980,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

The Mandatory Prepayment Amount of a Debenture is equal to as the sum of: (i) the greater of: (A) 120% of the principal amount of such Debenture, plus all accrued and unpaid interest thereon, or (B) the principal amount of such Debenture, plus all other accrued and unpaid interest thereon, divided by the Conversion Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the VWAP on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Debentures. The current Conversion Price of the Debentures is $0.50. VWAP is the volume-weighted average price of the Company’s common stock on the day in question.

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

The Company has obtained the agreement of 12 holders of Debentures having an aggregate principal amount of $1,445,000 to amend the terms of their Debentures and to extend their maturity date to April 10, 2011.  As a part of these agreements, the Company has agreed to issue new Class B Warrants having, among other terms, a lower exercise price and an extended term in exchange for the holders’ existing Class B Warrants.  Consummation of the amendment and exchange of those Debentures and the exchange of Class B Warrants is subject only to acceptance by the Company and the completion of certain affidavits relating to lost Debentures and Class B Warrants.

The Company has also obtained the agreement of 16 holders of Debentures having an aggregate principal amount of $1,045,000 to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures.  As a part of these agreements, the Company has agreed to issue new Class B Warrants having, among other terms, a lower exercise price and an extended term in exchange for the for the holders’ existing Class B Warrants. Consummation of the exchange of those Debentures for shares of preferred stock and the exchange of Class B Warrants is subject to the authorization by the Company’s stockholders to amend the Company’s certificate of incorporation to authorize the Company to issue additional shares of preferred stock, the creation of a new class of preferred stock pursuant to such authorization, and the issuance of shares of preferred stock to such holders pursuant to the terms of the exchange agreements.

14. SUBSEQUENT EVENTS

The Company evaluated events occurring between the end of the first quarter, March 31, 2010, and May 17, 2010 when the financial statements were issued.

The Company entered into an extended lease agreement for its West Seneca office space on April 5, 2010. The lease is extended until May 31, 2012 with an option to extend for an additional two-year period.

In connection with the Fagey Steinberg litigation (as discussed in Note 8(c) above), the Company has been informed that the plaintiff transferred $25,000 of the principal amount of its Debenture to the purchaser.  As a result, the purchaser currently owns $75,000 of the principal amount of the plaintiff’s Debenture.  The purchaser is scheduled to purchase the remaining $25,000 in September 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Annual Report on Form 10-K; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

OVERVIEW

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We are a software developer, publisher and systems integrator specializing in Auto Identification technology solutions. Our flagship product, MarkMagicTM, is a bar code, RFID and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, radio frequency identification (“RFID”) technology and electronic forms into their business systems.

EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages.

Our software solutions run on all major computing platforms including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Comparison of the three months ended March 31, 2010 to the three Months Ended March 31, 2009

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009.

	Three months ended
	March 31,
	2010	2009	Change $	Change %

Revenues
Products	$203,568	$256,098	$(52,530)	-21%
Services	169,232	162,575	6,657	4%
Total Revenues	372,800	418,673	(45,873)	-11%

Direct Costs
Equipment Purchases	$51,796	$135,775	$(83,979)	-62%
Royalties & Consulting	13,619	16,036	(2,417)	-15%

Total Direct Costs	$65,415	$151,811	$(86,396)	-57%
% of total revenues	18%	36%

Gross margin	$307,385	$266,862	$40,523	15%
% of total revenues	82%	64%

Research and development costs	$46,435	$52,333	$(5,898)	-11%
% of total revenues	12%	12%

Sales and marketing expenses	$23,143	$44,080	$(20,937)	-47%
% of total revenues	6%	11%

General and administrative expenses	$318,222	$370,567	$(52,345)	-14%
% of total revenues	86%	89%

Interest expense	$52,586	$229,426	$(176,840)	-77%
% of total revenues	14%	55%

Other Income (Expenses)	$(3,735)	$11	$(3,746)	-34055%
% of total revenues	-1%	0%

Net loss	$(137,925)	$(429,533)	$291,608	-68%

% of total revenues	-37%	-103%

Revenues

The decrease in total revenues in absolute dollars for the three months ended March 31, 2010, as compared to the same period in 2009, is primarily due to an improved mix of products.  The more profitable software products were up 21% for the period this year over the last year, while the high cost hardware and supplies products were down 58% for the period this year over last year. Demand for services has showed a small increase for the three months ended March 31, 2010.  New MarkMagic features that we released in the third quarter of 2009 met with positive reception from new and existing customers, which we believe will contribute to positive growth in revenues over the course of the year.

Direct Costs

The costs for equipment purchases for the three months ended March 31, 2010, were lower, as compared to 2009, due to a 58% decrease in high cost hardware sales for this period.

Gross Margin

Gross Margin as a percentage of sales increased in the three months ended March 31, 2010 as compared to the same period in 2009. This was due to an increase of 21% in sales of profitable software products for the period this year over last year, and a decrease of 58% in sales of high cost hardware and supplies products for the period this year over last year.  We expect that our margins will continue to improve into the second quarter of 2010 due to lower reliance on equipment sales.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States.  Software development costs are accounted for in accordance with Accounting Standards Codification 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2009, and all costs after that date have been expensed in accordance with Accounting Standards Codification 985-20-25.  During the three months ended March 31, 2010 and 2009, the software development costs that were expensed were $46,435 and $52,333, respectively. Software development costs decreased this year due to reduced spending on consultants and a reduction in personnel as a result of the substantial completion of our EdgeMagic product.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The decrease in absolute dollars for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is due to cutbacks in advertising and trade show activity.

General and Administrative Expenses

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased in absolute dollars for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to fewer employees and the attendant reduction in related expenses.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% convertible debentures.  Amortization of these deferred financing costs ceased in April 2009 and standard interest continued to accrue on them.

Other Income (Expenses)

Other expenses increased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to the default on the 8% convertible debentures.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded no income tax expense or benefit for the three months ended March 31, 2010 and 2009.  The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes the our cash and cash equivalents, working capital, long-term debt and cash flows for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009	Change $	Change %
Cash and cash equivalents	$59,258	$80,558	(21,300)	-26%
Working capital deficit	(4,090,884)	(3,654,000)	(436,884)	-12%
Net cash (used in) provided by operations	(43,342)	11,357	(54,699)	-482%
Net cash used in investing activities	(2,939)	(1,390)	(1,549)	-111%
Net cash provided by financing activities	47,500	-	47,500	100%

As of March 31, 2010, our principal source of liquidity was cash of approximately $59,000. Our operations used $43,342 in cash during the three months ended March 31, 2010 as compared to funds provided by operations of $11,357 for the three months ended March 31, 2009.

To sustain operations under our current structure, we need cash of approximately $110,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $4,091,000 at March 31, 2010. The deficiency in working capital included approximately $3,261,000 in liabilities related to the convertible debentures, which is expected to be renegotiated and not require cash settlement, as well as $394,000 in deferred revenues that require settlement in future services rather than cash.

During the three months ended March 31, 2010, we issued no shares of common stock for services.

As of the second quarter of 2010, we are operating at better than break-even on a cash flow basis. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses.  We expect this trend to continue throughout the second quarter of 2010. We believe we can sustain a positive cash flow throughout 2010.  We have seen a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular.  We will seek additional sources of financing for the short term to provide initial funding for our joint venture in China as well as for sales personnel.  A number of current investors (including our Chief Executive Officer) have indicated to management their willingness to increase their current investment positions to be used for short-term operating capital.  As cash flow remains stable, we believe that such short-term capital infusion will be adequate to permit us to maintain our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of our products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against us and our chief executive officer (the “CEO”) for moneys allegedly owed in connection with the distribution of our products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. We filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against our CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by us with the Herzliya court. The balance has not been paid. Our counterclaim against Raz-Lee was dismissed. We believe that Raz-Lee will file an appeal of the dismissal of parts of its claim. We are currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof.  In addition, Raz-Lee has asserted that Harold Brand, our CEO, is personally liable for our obligations. This claim was dismissed, but was returned to the Magistrate's Court on appeal. We have a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of our 8% Convertible Debenture (the “Debenture”) in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against us for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.   We did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff (the “Order”).  Subsequent to the grant of the Order, an unaffiliated third party entered into an agreement with the plaintiff to purchase the plaintiff’s Debenture.  We have been informed that as a part of that agreement, the plaintiff has agreed not to enter judgment against us pursuant to the Order.  In addition, we have issued to the purchaser a new Debenture in the principal amount of $50,000, representing one-half of the principal amount of plaintiff’s Debenture, which has been transferred to the purchaser.  The purchaser has agreed to purchase the remaining $50,000 principal amount of the plaintiff’s Debenture in two installments of $25,000 each in May and September 2010. We have been informed that the first installment has been paid by the purchaser as scheduled.  As a result, the purchaser currently owns $75,000 of the principal amount of the plaintiff’s Debenture.

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

Date: May 14, 2010		CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer