Form 10-Q
period 2010-06-30
CYBRA CORP
filed 2010-08-20
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 13, 2010 the registrant had 14,775,364 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS
	June 30,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,005	$58,039
Accounts receivable, less allowance for doubtful accounts of $17,000 at June 30, 2010	202,234	174,538
and December 31, 2009
Total Current Assets	348,239	232,577

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization
of $252,638 at June 30, 2010 and $263,425 at December 31, 2009	58,331	53,982
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of
$462,728 at June 30, 2010 and $349,862 at December 31, 2009	215,972	327,338
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654
TOTAL ASSETS	$634,196	$625,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
8% Convertible Debentures	$2,490,793	$2,604,098
Accrued liquidated damages - registration rights agreement	46,165	110,000
Accounts payable and accrued expenses, including deferred unpaid officer/director
compensation of $184,611 at June 30, 2010 and $90,565 at December 31, 2009	541,722	562,776
Accrued interest	511,556	599,728
Loans from shareholders in contemplation of private placement of common stock	47,500	-
Deferred revenue	402,605	367,823
TOTAL CURRENT LIABILITIES	4,040,341	4,244,425

STOCKHOLDERS' DEFICIT
Preferred Stock, Class A 1,000 shares authorized, Class B 1,000 shares
authorized, no shares outstanding	-	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized;
14,257,661 and 13,766,662 shares issued and	14,258	13,767
outstanding at June 30, 2010 and December 31, 2009, respectively
Additional Paid - in capital	3,876,418	2,892,126
Accumulated deficit	(7,296,821)	(6,524,767)
Total Stockholders' Deficit	(3,406,145)	(3,618,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$634,196	$625,551

The accompanying notes are an integral part of the financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Products	$246,675	$117,858	450,244	$383,853
Services	240,903	188,323	410,134	341,000
TOTAL REVENUES	487,578	306,181	860,378	724,853

COST OF GOODS SOLD
Equipment purchases	12,517	8,724	64,313	144,498
Royalties and consulting	7,500	14,165	21,119	30,201
	20,017	22,889	85,432	174,699
GROSS PROFIT	467,561	283,292	774,946	550,154

Research and Development	59,295	48,801	105,730	101,134
Selling, General and Administrative	380,414	352,496	721,779	767,144
TOTAL OPERATING EXPENSES	439,709	401,297	827,509	868,278

INCOME (LOSS) FROM OPERATIONS	27,852	(118,005)	(52,563)	(318,124)

OTHER INCOME (EXPENSE)
Reversal (Loss) on debenture valuation adjustment	66,247	(50,907)	61,316	(50,907)

Reversal on liquidated damages	63,835	-	63,835	-
Loss on debt restructuring	(695,094)	-	(695,094)	-
Beneficial conversion cost in connection with the issuance of common stock in exchange for interest payable	(44,190)	-	(44,190)	-
Interest expense, includes amortization of deferred finance costs of $101,073 for the 6 months ended June 30, 2009	(52,792)	(73,309)	(105,378)	(302,735)
Interest income	14	24	20	35
	(661,980)	(124,192)	(719,491)	(353,607)

NET INCOME (LOSS)	$(634,128)	$(242,197)	(772,054)	$(671,731)

PER SHARE DATA
Basic and diluted net loss per share	$(0.05)	$(0.02)	(0.06)	$(0.05)
Basic and diluted weighted-average shares outstanding	13,847,596	13,572,143	13,807,353	13,558,143

The accompanying notes are an integral part of the financial statements

CYBRA CORPORATION

STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(772,054)	$(671,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	123,374	125,940
Stock based compensation	-	45,000
Loss on debt restructuring	695,094	-
Beneficial conversion cost in connection with the issuance of common stock in exchange for interest payable	44,190	-
Interest expense - amortization of debt discount	-	88,002
Amortization of deferred finance cost	-	113,010
Debenture valuation adjustment	(113,305)	50,907
Changes in operating assets and liabilities
(Decrease) in accrued liquidated damages	(63,835)	-
(Increase) in accounts receivable	(27,696)	213,278
Decrease in security deposits and other assets	-	7,077
(Decrease) in accounts payable and accrued expenses	(21,054)	(56,479)
Increase in accrued interest	157,327	101,723
Increase (decrease) in deferred revenue	34,782	(10,189)
Net Cash Provided by Operating Activities	56,823	6,538

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,357)	(1,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders in contemplation of private placement of common stock	47,500	-

INCREASE IN CASH AND CASH EQUIVALENTS	87,966	5,148

CASH AND CASH EQUIVALENTS
Beginning of period	58,039	70,591
End of period	$146,005	$75,739
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$714	$2,194
NON-CASH FINANCING ACTIVITIES
Issuance of 490,999 shares of common stock in settlement of accrued interest payable to holders of 8% convertible debentures	$245,499	$-

The accompanying notes are an integral part of the financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENTATION

Organization and Description of Operations

CYBRA Corporation (the “Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher and systems integrator specializing in Auto Identification technology solutions. The Company’s flagship product, MarkMagicTM, is a barcode, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems. EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages.  CYBRA software solutions run on all major computing platforms including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Substantially all of the Company’s accounts receivable are due from manufacturing companies and software vendors located throughout the United States.

Financial Status of the Company-Going Concern

At June 30, 2010, the Company had cash and cash equivalents of $146,005, and a working capital deficit of $3,692,102, which includes certain current liabilities that do not require near term cash settlement. Additionally, the Company incurred a net loss of $772,054 for the six months ended June 30, 2010, and had a stockholders’ deficit of $3,406,145 at June 30, 2010. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the third quarter of 2010. These steps include increasing sales of  EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The Company, as further discussed in Notes 3 and 13, is obligated under 8% Convertible Debentures (the “Debentures’) that became due on April 10, 2009.  The Company presently does not have the resources to pay the Debentures.  However, the Company has renegotiated the terms of the Debentures (see Note 13, Current Status of Convertible Debentures, and Note 14, Subsequent Events), either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock.  On June 8, 2010, holders of Debentures in the principal amount of $1,445,000 amended the terms of their Debentures and extended their maturity date to April 10, 2011.  On the same date, holders of Debentures in the principal amount of $1,045,000 agreed to exchange their Debentures for shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”), subject to the authorization by the Company’s shareholders to amend the Company’s Certificate of Incorporation to authorize the Company to issue up to 10 million shares of preferred stock, the creation of the Series A Preferred Stock pursuant to such authorization, and the issuance of the shares of Series A Preferred Stock to such holders.  The Company’s shareholders authorized the amendment to the Company’s certificate of incorporation at a special meeting of shareholders held on August 3, 2010, and the Company’s Board of Directors authorized the Series A Preferred Stock on the same date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Costs

The Company accounts for software development costs in accordance with ASC 985.730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established.  ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the six months ended June 30, 2010 and 2009 was $105,730 and $101,134, respectively.

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

Derivative Financial Instruments

The Company accounts for its Warrants, which were issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Warrants on April 10, 2006, and amended on June 8, 2010 to extend their maturity to April 20, 2011, (see Note 13, Current Status of Convertible Debentures, and Note 14, Subsequent Events), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the six months ended June 30, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $5,034 and $8,204 for the six months ended June 30, 2010 and 2009, respectively.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates relate to valuation of warrants, stock grants and stock options, the net operating loss carry-forward, the valuation allowance for deferred taxes and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal depository insurance coverage. The Company has cash investment policies that restrict placement of these investments with financial institutions evaluated as highly creditworthy.  As of June 30, 2010, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  The Company operates in one segment, software development and systems integration of bar code and RFID to manufacturers and wholesale distributors in the United States of America.  Management believes that that the customer base is sufficiently diverse and therefore does not consider the aggregate of customer accounts receivable to be a concentration of credit risk.

Cash and Cash Equivalents

The Company classifies marketable securities that are highly liquid and have maturities of six months or less at the date of purchase as cash equivalents. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor its credit risk concentrations.

Revenue Recognition

The Company recognizes revenues in accordance with AICPA Statement of Position ASC 985-605, Software Revenue Recognition.

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements.

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

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of June 30, 2010 and December 31, 2009.

Stock-Based Compensation

In addition to requiring supplemental disclosures, ASC 718, Compensation – Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

The Company uses the modified prospective method. Stock issued to consultants for consulting services was valued as of the date of the agreements with the various consultants, which in all cases was earlier than the dates when the services were committed to be performed by the various consultants.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet.

ASC 825-20, Accounting for Registration Payment Arrangements, addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Contingencies.  In connection with the Debenture Amendment and Exchange Agreements (as discussed in Note 13, Current Status of Convertible Debentures, and Note 14, Subsequent Events), the registration rights and penalties under the original Securities Purchase Agreements were waived.

Basic and Diluted Loss per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2010 and 2009, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

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

The Company has renegotiated the terms of the Debentures (see Note 13, Current Status of Convertible Debentures, and Note 14, Subsequent Events), either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock.  On June 8, 2010, the Company entered into Debenture Amendment and Exchange Agreements with two holders of its 8% Convertible Debentures due April 10, 2009 (the “Debentures”) having an aggregate principal amount of $640,000 (the “Option A Holders”), and ten holders of its Debentures having an aggregate principal amount of $805,000 (the “Option B Holders”).  Pursuant to the Debenture Amendment and Exchange Agreements, the Option A Holders and the Option B Holders exchanged their Debentures for an amended and restated Debenture due April 10, 2011.  On the same date, the Company entered into Securities Exchange Agreements with 16 holders of its Debentures having an aggregate principal amount of $1,045,000 (the “Option C Holders”) to exchange their Debentures for shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”).  The transaction with the Option C Holders was subject to the approval by the Company’s shareholders of an amendment of the Company’s Certificate of Incorporation to authorize the Company to issue up to 10 million shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Board of Directors, and subsequent authorization of the Series A Preferred Stock by the Board of Directors.  The Debenture balances at June 30, 2010 and December 31, 2009 were $2,490,793 and $2,604,098, respectively.

Interest on the Debentures is due semiannually at 8% per annum beginning December 31, 2006. Interest is also due upon conversion, redemption and maturity. The total interest paid in cash to two Debenture holders prior to April 10, 2009 was $16,982.  Another Debenture holder converted its accrued interest to shares of common stock in 2009.  The original Debentures matured on April 10, 2009 (see Note 1, Organization, Description of Operations, Financial Status of the Company and Basis of Presentation, and Note 13, Current Status of Convertible Debentures).  On June 8, 2010, amended and restated Debentures were signed, and effective June 8, 2010, the Option A Holders and the Option B Holders received an aggregate of 499,099 shares of common stock in lieu of approximately $246,000 of accrued interest through April 10, 2009.  The common stock was issued at $0.50 compared to the fair market value on June 8, 2010 of $0.59.  As a result, the conversion generated a beneficial conversion cost.  There remains accrued interest of $243,852, which will be settled in shares of common stock (See Note 14, Subsequent Events). The beneficial conversion costs associated with the remaining accrued interest is approximately $44,000 and the Company expects to recognize that loss in the quarter ending September 30, 2010.

Through April 10, 2009 the Company had the right, subject to certain conditions, to redeem the Debentures for 120% of the principal value. The Company declined to do so.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A and 5,000,000 of Class B Warrants as part of the original sale of the Debentures.  Each Class A Warrant gives the holder the right to buy one share of Common Stock for $0.75.  Each Class B Warrant gives the right to buy one share of Common Stock for $1.75.  The Class A Warrants and the Class B Warrants are exercisable at any time through April 10, 2011.  On June 8, 2010, in connection with the Debenture Amendment and Exchange Agreements, the Company issued (A) new Class B Warrants to the Option A Holders to purchase an aggregate of 1,560,000 shares of the Company’s Common Stock at an exercise price of $1.15 per share, in exchange for their outstanding Class B Warrants, and (B) new Class B Warrants to the Option B Holders to purchase an aggregate of 1,803,200 shares of the Company’s Common Stock at an exercise price of $1.30 per share, in exchange for their outstanding Class B Warrants.  In connection with the Securities Exchange Agreements, the Company has agreed to issue new Class B Warrants to the Option C Holders to purchase an aggregate of 2,466,200 shares of the Company’s Common Stock at an exercise price of $1.00 per share, in exchange for their outstanding Class B Warrants.  All new Class B Warrants vest immediately and expire on April 10, 2013.  At June 30, 2010, the 7,953,200 Warrants are the only outstanding Warrants that were issued in connection with the sale of the Debentures.

The new Class B Warrants issued to the Option A Holders and the Option B Holders were determined to have a value of $1,956,000, as compared to the outstanding Class B Warrants, which were valued at $1,261,000.  As a result, the Company incurred a debt extinguishment charge in accordance with ASC 470-50, Debt Modification and Extinguishments, and recorded a loss of approximately $695,000.

As part of the original sale of the Debentures, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the Debentures and those that underlie the Warrants were subject to a registration rights agreement. Pursuant to the registration rights agreement, the Company was obligated to file a registration statement with the United States Securities and Exchange Commission by June 8, 2006 registering the shares for public sale, and to have the registration statement become effective by September 7, 2006 and to keep the registration statement continuously effective. Failure to achieve these registration requirements will result, in addition to other possible claims by the holders for damages, partial liquidated damages equal to 1.5% per month (pro-rated by day) of the aggregate purchase price originally paid by the investors (i.e., the monthly partial liquidated damages would be $37,500 per month). Any claims and liquidated damages that might have been due as a result of filing the registration statement on June 16, 2006 have been waived by the holders. The registration statement did not become effective until December 6, 2006.  In connection with the Debenture Exchange and Amendment Agreements, the Option A Holders and the Option B Holders waived their right to receive liquidated damages and interest thereon due under the registration rights agreement.  Liquidated damages of $46,165 for the period September 7 through December 6, 2006 and $1,322 of related interest have been accrued through June 30, 2010 in connection with the Debentures held by the Option C Holders.

The Warrants were classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value.  In accordance with the Company’s adoption of ASC 815-40, Contracts in Entity’s Own Stock, and ASC 825-20, Accounting for Registration Payment Arrangements, the classification of the warrant liability was changed to stockholders’ equity (additional paid in capital) as of January 1, 2007.

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

4. STOCK BASED COMPENSATION

During the six months ended June 30, 2010, the Company issued no shares of Common Stock for services. During the six months ended June 30, 2009, the Company issued 60,000 shares of Common Stock for services rendered as a director and investor relations services, valued at $0.75 per share for total compensation of $45,000.

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

Total stock options outstanding at June 30, 2010 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2009	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2009	100,000
Options exercisable at December 31, 2009	100,000

Options outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at June 30, 2010	100,000
Options exercisable at June 30, 2010	100,000

The 100,000 options outstanding at June 30, 2010 were issued in December 2007, have a remaining outstanding life of 3 years and have an exercise price of $0.75 per share.

Following is a summary of the warrant activity:

Class A and B Warrants	Total Number of Shares	Class A	Class B	Average Exercise Price per Share	Weighted Average Remaining Contractual Term In Years
Outstanding at December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.00
Total Outstanding Warrants – December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.00
Exercisable at December 31, 2009	10,571,003	3,523,669	7,047,334	1.42	3.00
Granted	-	-	3,363,200	1.23
Exchanged	-	-	(2,910,000)
Forfeited	-	-	-
Outstanding at June 30, 2010	11,024,203	3,523,669	7,500,534	1.27	2.05
Total Outstanding Warrants – June 30, 2010	11,024,203	3,523,669	7,500,534	1.27	2.05
Exercisable at June 30, 2010	11,024,203	3,523,669	7,500,534	1.27	2.05

5. PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30,	December 31,	Estimated Useful Life in
	2010	2009	Years
Furniture and office equipment	$198,787	$186,869	5
Computer software	112,183	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	332,264	317,407

Less: Accumulated Depreciation	273,933	263,425

	$58,331	$53,982

Depreciation and amortization of property and equipment amounted to $10,507 and $13,074 for the six months ended June 30, 2010 and 2009, respectively.

	June 30,	December 31,	Estimated Useful Life in
	2010	2009	Years
Software Development Costs	$678,700	$677,200	3
Less: Accumulated Amortization	462,728	349,862

	$215,972	$327,338

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $112,867 for both six months periods ended June 30, 2010 and 2009 and is included within Selling, General and Administrative Expenses.

 6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at June 30, 2010 and December 31, 2009:

	June 30, December 31,
	2010	2009
Current assets and liabilities:
Accounts receivable	$(82,000)	$(71,000)
Accounts payable and accrued expenses	73,000	86,000
Deferred revenues	163,000	149,000
	154,000	164,000
Valuation allowance	(154,000)	(164,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,406,000	$2,370,000
Depreciation	(25,000)	(68,000)
	2,381,000	2,302,000
Valuation allowance	(2,381,000)	(2,302,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $79,000 for the six months ended June 30, 2010.

The Company has net operating losses amounting to approximately $5,800,000 that expire in various periods from 2024 through 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

7. PREFERRED STOCK

The Company is authorized to issue 1,000 Class A Preferred shares and 1,000 Class B Preferred shares, each of which has a par value of $1.00.  No shares of preferred stock are currently outstanding (See Note 14, Subsequent Events).

8. COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

a. Operating lease
The Company occupies office space in Yonkers, New York under a lease agreement that was amended effective December 30, 2009 and expires on January 31, 2014.

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2011	$82,274
2012	84,370
2013	80,474
2014	44,188
$291,306

Rent expense amounted to $30,172 and $46,623 for the six months ended June 30, 2010 and 2009, respectively. This includes additional expense for storage.

b. Line of Credit
The Company has a $115,000 credit line available through its bank. No money was drawn from this line of credit in 2009 or 2010. In the event of borrowing, the repayment period is 36 months. The line of credit is personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company. The Company’s right to draw on the credit line is subject to approval of holders of Debentures constituting 60% of the principal amount of Debentures outstanding.

c. Litigation
In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its Chief Executive Officer for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately (the approximations are a result of currency fluctuations) $15,750 plus approximately $7,500 of costs. The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. In addition, Raz-Lee has asserted that Harold Brand, Chief Executive Officer of the Company, is personally liable for the Company’s obligation. This claim was dismissed, but was returned to the Magistrate's Court on appeal.  The Company has a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for Payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  The Company did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff (the “Order”).  Subsequent to the grant of the Order, an unaffiliated third party (the “Purchaser”) entered into an agreement (the “Agreement”) with the plaintiff to purchase the plaintiff’s Debenture.  On December 11, 2009, the Company entered into a stipulation of settlement providing that the plaintiff will not enter judgment against the Company pursuant to the Order subject to the satisfaction of the Purchaser’s obligations under the Agreement.  In addition, the Company has issued to the Purchaser a new Debenture in the principal amount of $50,000, representing one-half of the principal amount of plaintiff’s Debenture, which has been transferred to the Purchaser.  An additional $25,000 has been transferred by the plaintiff to the Purchaser and, accordingly, as of June 30, 2010, the Purchaser owns $75,000 of the principal amount of the plaintiff’s Debenture.  We have been informed that the Purchaser paid the remaining $25,000 in August 2010 (See Note 14, Subsequent Events).

d. Executive Employment Contract
Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with a base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). In addition, Mr. Brand is entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car.

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

On June 12, 2009, the Company entered into a non-exclusive one-year agreement with an investment banker to raise the capital necessary to fund the joint venture. The investment banker will receive a fee of 5% of the transaction proceeds.  The agreement expired on December 21, 2009 and has been extended by the parties until the third quarter of 2010.

f. Loans from shareholders
During the six months ended June 30, 2010, the Company received $35,000 from its Chief Executive Officer and $12,500 from another stockholder (totaling $47,500) as advance payment toward the issuance of common stock and other securities in a planned private placement. The Company is currently legally obligated to return the funds received on demand of the investors if the contemplated private placement is not completed.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either period ended June 30, 2010 or 2009.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and Director of the Company, provides sales consulting services. During the six months ended June 30, 2010 and 2009, the Company incurred approximately $7,500 in both periods, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	June 30, 2010	December 31, 2009
8% Convertible Debentures	$2,490,793	$2,604,098

12. LOSS PER SHARE

Loss per share for the period ended June 30, 2010 and 2009 does not include the effects of 11,024,203 Warrants or the 4,980,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

On June 8, 2010, 12 holders of Debentures having an aggregate principal amount of $1,445,000 amended the terms of their Debentures and extended their maturity date to April 10, 2011.  On the same date, 16 holders of Debentures having an aggregate principal amount of $1,045,000 have agreed to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures.  As a part of these agreements, the Company has agreed to issue new Class B Warrants having, among other terms, a lower exercise price and an extended term in exchange for the holders’ existing Class B Warrants.  Consummation of the exchange of those Debentures for shares of preferred stock is subject to the authorization by the Company’s shareholders to amend the Company’s certificate of incorporation to authorize the Company to issue additional shares of preferred stock, the creation of a new class of preferred stock pursuant to such authorization, and the issuance of shares of preferred stock to such holders pursuant to the terms of the exchange agreements (see Note 14, Subsequent Events).

During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company recorded charges related to the Mandatory Prepayment Amount of $61,316 and $4,931, respectively.  These charges were reversed during the quarter ended June 30, 2010 as the relevant Debentures were no longer in default (see Note 14, Subsequent Events).

14. SUBSEQUENT EVENTS

The Company evaluated events occurring between the end of the second quarter, June 30, 2010, and August 15, 2010 when the financial statements were issued.

a. Events relating to debt modification

The Company entered into Securities Exchange Agreements with 16 holders (the “Option C Holders”) of its 8% Convertible Debentures due April 10, 2009 (the “Debentures”) having an aggregate principal amount of $1,045,000 to exchange their Debentures for shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”).  The Securities Exchange Agreements were signed on June 8, 2010, but the transactions contemplated by those agreements were subject to (i) approval by its shareholders of an amendment to the Company’s Certificate of Incorporation to authorize it to issue up to 10 million shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Company’s Board of Directors (the “Amendment”), and (ii) subsequent authorization of the Series A Preferred Stock by the Company’s Board of Directors.

On August 3, 2010 the Company held a special meeting of shareholders in which its shareholders approved the Amendment.  On the same day, the Company filed a Certificate of Designation setting forth the terms of the Series A Preferred Stock with the New York Secretary of State.  The Company subsequently issued 2,090,000 shares of Series A Preferred Stock to the Option C Holders in exchange for the Debentures.  In addition, the Company issued to the Option C Holders (a) 487,704 shares of its Common Stock in payment of accrued and unpaid interest due under the Debentures through April 10, 2009 and (b) new Class B Warrants to purchase an aggregate of 2,466,200 shares of the Company’s Common Stock at an exercise price of $1.00 per share, in exchange for their outstanding Class B Warrants.  The new Class B Warrants vest immediately and expire on April 10, 2013.

In July 2010, two holders of the Company’s 8% Convertible Debentures due April 10, 2011 (the “Amended Debentures”) converted an aggregate of $15,000 of the principal amount of Amended Debentures into 30,000 shares of Common Stock.  Outstanding interest on the converted principal was paid in cash.   The Company subsequently provided notice (the “Notice”) to all holders of the Amended Debentures specifying that, unless notified otherwise by the Company, the Company will pay interest due upon the conversion, redemption and maturity of the Amended Debentures with shares of its Common Stock.  The Notice also clarified that the aforesaid election includes the accrued and unpaid interest due under the Amended Debentures on June 30, 2009, December 31, 2009, and June 30, 2010.

b. Legal proceedings

In connection with the Fagey Steinberg litigation (as discussed in Note 8(c) above), the Company has been informed that the purchaser has paid the final installment of $25,000 to the plaintiff.  As a result, the purchaser owns the full amount of the principal amount of the plaintiff’s Debenture.  The purchaser has exchanged his Debenture in the principal amount of $20,000 for Series A Preferred Stock pursuant to the Securities Exchange Agreement, and exchanged the remaining $70,000 for an Amended Debenture.

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

We are a software developer, publisher and systems integrator specializing in Auto Identification technology solutions. Our flagship product, MarkMagicTM, is a bar code, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems.

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

Comparison of the three and six months ended June 30, 2010 and 2009

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended				Six months ended
	June 30,				June 30,
	2010	2009	Change $	Change %	2010	2009	Change $	Change %

Revenues
Products	$246,675	$117,858	$128,817	109%	$450,244	$383,853	$66,391	17%
Services	240,903	188,323	52,580	28%	410,134	341,000	69,134	20%
Total Revenues	487,578	306,181	181,397	59%	860,378	724,853	135,525	19%

Direct Costs
Equipment Purchases	$12,517	$8,724	$3,793	43%	$64,313	$144,498	$(80,185)	-55%
Royalties & Consulting	7,500	14,165	(6,665)	-47%	21,119	30,201	(9,082)	-30%

Total Direct Costs	$20,017	$22,889	$(2,872)	-13%	$85,432	$174,699	$(89,267)	-51%
% of total revenues	4%	7%			10%	24%

Gross margin	$467,561	$283,292	$184,269	65%	$774,946	$550,154	$224,792	41%
% of total revenues	96%	93%			90%	76%

Research and development costs	$59,295	$48,801	$10,494	22%	$105,730	$101,134	$4,596	5%
% of total revenues	12%	16%			12%	14%

Sales and marketing expenses	$66,964	$30,989	$35,975	116%	$90,107	$75,069	$15,038	20%
% of total revenues	14%	10%			10%	10%

General and administrative expenses	$313,450	$321,507	$(8,057)	-3%	$631,672	$692,075	$(60,403)	-9%
% of total revenues	64%	105%			73%	95%

Interest expense	$52,792	$73,309	$(20,517)	-28%	$105,378	$302,735	$(197,357)	-65%
% of total revenues	11%	24%			12%	42%

Other income (expenses)	$(609,188)	$(50,883)	$(558,305)	1097%	$(614,113)	$(50,872)	$(563,241)	1107%
% of total revenues	-125%	-17%			-71%	-7%

Net income (loss)	$(634,128)	$(242,197)	$(391,931)	-162%	$(772,054)	$(671,731)	$(100,323)	15%

% of total revenues	-130%	-79%			-90%	-93%

Revenues

Total revenues for the three and six months ended June 30, 2010, as compared to the same period in 2009, increased by 59% and 19%, respectively.  New MarkMagic features previously released have met with positive reception from new and existing customers.  Sales for our most recent RFID product, EdgeMagic, began to pick up this year, mirroring the general trend of increased market acceptance of RFID technology.  Demand for services has showed an increase for the three and six month periods as well.  We expect these trends to continue contributing to positive growth in revenues over the course of the year.

Direct Costs

The cost for equipment purchases for the three months ended June 30, 2010, was higher as compared to 2009, due to a relatively small amount of equipment purchased in the second quarter of 2010 for a sale that took place in the first quarter of 2010.  The cost for equipment purchases for the six months ended June 30, 2010 was 55% lower as compared to 2009 due to a decrease in sales of lower profit hardware products.

Gross Margin

Gross Margin as a percentage of sales for the three and six months ended June 30, 2010 as compared to the same period in 2009 increased by 65% and 41%, respectively. The more profitable software product sales were up 109% and 17% respectively while the high cost hardware and supplies products were down 59% and 19%.  This was due to the improved product sales mix of increased sales of higher profit software products and decrease of lower profit hardware products.  We expect that our margins will continue to improve into the third quarter of 2010 due to lower reliance on equipment sales.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States.  Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2009, and all costs after that date have been expensed in accordance with ACS 985-20-25.  During the three months ended June 30, 2010 and 2009, the software development costs that were expensed were $59,295 and $48,801, respectively. During the six months ended June 30, 2010 and 2009, the software development costs that were expensed were $105,730 and $101,134, respectively.  Software development costs increased slightly this year due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions, advertising and promotional expenses. The increase in absolute dollars for the three and six months ended June 30, 2010 as compared to the same periods in 2009 is due increased trade show activity.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased in absolute dollars for the three and six months ended June 30, 2010 as compared to the same periods in 2009 primarily due to fewer employees and a reduction in related expenses.  It also reflects the lower rent we negotiated for our office space in Yonkers, New York.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% Convertible Debentures due April 10, 2009 (the “Debentures’).  Amortization of these deferred finance costs ceased in April 2009 and standard interest continued to accrue on them.  On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2009 into shares of common stock, resulting in decreased interest expense for the six months ended June 30, 2010.

Other Income (Expenses)

Other income and expenses decreased for the three and six months ended June 30, 2010 compared to the same period in 2009 due to the reversal of default interest on the Debentures.  On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2009 into shares of common stock.  The common stock was issued at $0.50 compared to the fair market value on June 8, 2010 of $0.59.  As a result, the conversion generated a beneficial conversion cost.  In addition, we incurred a loss of approximately $695,000 due to the amendment of Debentures having an aggregate principal amount of $1,445,000.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded no income tax expense or benefit for the three and six months ended June 30, 2010 and 2009.  The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009	Change $	Change %

Cash and cash equivalents	$146,005	$58,039	87,966	150%
Working capital deficit	(3,692,102)	(4,011,848)	319,746	8%
Net cash provided by operating activities	56,823	6,538	50,285	769%
Net cash used in investing activities	(16,357)	(1,390)	(14,967)	1076%
Net cash provided by financing activities	47,500	-	47,500	100%

As of June 30, 2010, our principal source of liquidity was cash of $146,005. Our operations provided $56,822 in cash during the six months ended June 30, 2010 as compared to $6,538 for the same period in 2009.

To sustain operations under our current structure, we need cash of approximately $110,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $3,692,000 at June 30, 2010. The deficiency in working capital included approximately $2,490,000 in liabilities related to the convertible debentures, as well as $402,000 in deferred revenues that require settlement in future services rather than cash.

During the three and six months ended June 30, 2010, we issued no shares of common stock for services.

As of the second quarter of 2010, we are operating at better than break-even on a cash flow basis. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses.  We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular.  Wal-Mart’s recent announcement that it is implementing RFID tracking throughout their stores for selected apparel goods is a positive sign.  Apparel suppliers represent a large segment of our customer base.  Wal-Mart is often a pioneer in new technology, with other retailers following suit.  We therefore, expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2010 and in 2011.   We believe we will sustain a positive cash flow throughout 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our interim Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

On July 20, 2009, Fagey Steinberg, a holder of our 8% Convertible Debenture (the “Debenture”) in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against us for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.   We did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff (the “Order”).  Subsequent to the grant of the Order, an unaffiliated third party (the “Purchaser”) entered into an agreement (the “Agreement”) with the plaintiff to purchase the plaintiff’s Debenture.  On December 11, 2009, we entered into a stipulation of settlement with the plaintiff providing that the plaintiff will not enter judgment against the Company pursuant to the Order subject to the satisfaction of the Purchaser’s obligations under the Agreement.   In addition, we have issued to the purchaser a new Debenture in the principal amount of $50,000, representing one-half of the principal amount of plaintiff’s Debenture, which has been transferred to the Purchaser.  An additional $25,000 has been transferred by the plaintiff to the Purchaser and, accordingly, as of June 30, 2010, the Purchaser owns $75,000 of the principal amount of the plaintiff’s Debenture.  We have been informed that the Purchaser paid the final installment of $25,000 in August 2010.

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

Date: August 19, 2010		CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer