Form 10-Q
period 2010-09-30
CYBRA CORP
filed 2010-11-18
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 12, 2010 the registrant had 14,795,806 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,007	$58,039
Accounts receivable, less allowance for doubtful accounts of $17,000 at September 30, 2010 and
December 31, 2009	176,362	174,538
Total Current Assets	228,369	232,577

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of
$277,892 at September 30, 2010 and $263,425 at December 31, 2009	54,372	53,982
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of
$519,162 at September 30, 2010 and $349,862 at December 31, 2009	159,539	327,338
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654
TOTAL ASSETS	$453,934	$625,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,430,793	$2,604,098
Accrued liquidated damages - registration rights agreement	0	110,000
Accounts payable and accrued expenses, including deferred unpaid officer/director
compensation of $176,949 at September 30, 2010 and $90,565 at December 31, 2009	498,930	562,776
Accrued interest	305,841	599,728
Loans from shareholders in contemplation of private placement of common stock	47,500	-
Deferred revenue	387,444	367,823
TOTAL CURRENT LIABILITIES	2,670,508	4,244,425

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $.001 per share,
2,090,000 authorized, issued and outstanding (liquidation preference $1,045,000)	2,090	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized;
14,775,365 and 13,766,662 shares issued and outstanding at September 30, 2010
and December 31, 2009, respectively	14,775	13,767
Additional paid - in capital	6,372,998	2,892,126
Common Stock to be issued	140,250	-
Accumulated deficit	(8,746,687)	(6,524,767)
Total Stockholders' Deficit	(2,216,574)	(3,618,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$453,934	$625,551

The accompanying notes are an integral part of the financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES
Products	$96,592	$105,065	550,584	$491,207
Services	207,523	175,333	613,908	514,044
TOTAL REVENUES	304,115	280,398	1,164,492	1,005,251

COST OF GOODS SOLD
Equipment purchases	11,419	19,486	75,732	163,985
Royalties and consulting	7,500	9,374	28,619	39,576
	18,919	28,860	104,351	203,561

GROSS PROFIT	285,196	251,538	1,060,141	801,690

Research and Development	64,898	49,308	170,628	150,441
Selling, General and Administrative	481,332	342,291	1,203,110	1,109,434
TOTAL OPERATING EXPENSES	546,230	391,599	1,373,738	1,259,875

LOSS FROM OPERATIONS	(261,034)	(140,061)	(313,597)	(458,185)

OTHER INCOME (EXPENSE)
Reversal (Loss) on debenture valuation adjustment	-	(5,041)	61,316	(58,493)
Reversal on liquidated damages	46,165	-	110,000	-
Loss on debt restructuring	(530,654)	-	(1,225,748)	-
Beneficial conversion cost in connection with issuance
of common stock in exchange for interest payable.	(43,893)	-	(88,083)	-
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 in exchange for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange	(620,788)	-	(620,788)	-
Interest expense, includes amortization
of deferred finance costs of $113,010 for the
nine months ended September 30, 2009	(39,682)	(53,754)	(145,060)	(353,944)
Interest income	19	8	39	43
	(1,188,833)	(58,787)	(1,908,324)	(412,394)

NET (LOSS)	$(1,449,867)	$(198,848)	(2,221,921)	$(870,579)

PER SHARE DATA
Basic and diluted net loss per share	$(0.10)	$(0.01)	(0.16)	$(0.06)

Basic and diluted weighted-average shares outstanding	14,570,428	13,277,096	14,064,506	13,413,768

The accompanying notes are an integral part of the financial statements

CYBRA CORPORATION

STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,221,921)	$(870,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	183,767	188,989
Stock based compensation	-	45,000
Loss on debt restructuring	1,225,748	-
Beneficial conversion cost in connection with issuance of common stock
in exchange for interest payable.	88,083	-
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 in exchange
for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange	620,788	-
Interest expense - amortization of debt discount	-	139,992
Amortization of deferred finance cost	-	113,010
Loss on debenture valuation adjustment	-	58,493
Debenture valuation adjustment	(61,316)	-
Consultant compensation to be paid with 275,000 shares of common stock, not yet issued	140,250	-
Changes in operating assets and liabilities
(Decrease) in accrued liquidated damages	(110,000)	-
(Increase) decrease in accounts receivable	(1,824)	178,280
Decrease in security deposits and other assets	-	7,077
(Decrease) in accounts payable and accrued expenses	(63,846)	(1,064)
Increase in accrued interest	143,475	100,943
Deferred revenue	19,621	79
Net Cash Used in Operating Activities	(37,175)	(39,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment and increase in software development	(16,357)	(1,390)
Net Cash Used in Investing Activities	(16,357)	(1,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders toward the planned issuance of common stock	47,500	-
Net Cash Provided by Financing Activities	47,500	-
(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,032)	(41,170)

CASH AND CASH EQUIVALENTS
Beginning of period	58,039	70,591
End of period	$52,007	$29,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$714	$2,194
Interest	$1,545	$-
NON-CASH FINANCING ACTIVITIES
Issuance of 978,703 shares of common stock in settlement of accrued interest payable to
holders of 8% convertible debentures	$489,351	$-

Conversion of 8% Convertible Debentures into 30,000
shares of common stock	$15,000	$-

Issuance of 2,090,000 shares of Series A Preferred Stock
in exchange for 8% Convertible Debentures	$1,045,000	$-

Reversal of Mandatory Prepayment balance in
connection with Debenture Amendment and Exchange
Agreements	$51,989	$-

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

Financial Status of the Company-Going Concern

At September 30, 2010, the Company had cash and cash equivalents of approximately $52,000, and a working capital deficit of $2,442,139, which includes certain current liabilities that do not require near term cash settlement. Additionally, the Company incurred a net loss of $2,221,921 for the nine months ended September 30, 2010, and had a stockholders’ deficit of $2,216,574 at September 30, 2010. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the fourth quarter of 2010. These steps include increasing sales of  EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the nine months ended September 30, 2010 and 2009 was $170,628 and $150,441, respectively.

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

Derivative Financial Instruments

The Company accounts for its Warrants, which were issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Warrants on April 10, 2006, and amended on June 8, 2010 to extend their maturity to April 10, 2011, (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over the estimated useful lives indicated in Note 5, Property and Equipment.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the nine months ended September 30, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $6,235 and $11,062 for the nine months ended September 30, 2010 and 2009, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal depository insurance coverage. The Company has cash investment policies that restrict placement of these investments with financial institutions evaluated as highly creditworthy.  As of September 30, 2010, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  The Company operates in one segment, software development and systems integration of bar code and RFID to manufacturers and wholesale distributors in the United States of America.  Management believes that the customer base is sufficiently diverse and therefore does not consider the aggregate of customer accounts receivable to be a concentration of credit risk.

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

Trade receivables are presented net of an allowance for doubtful accounts of $17,000 as of September 30, 2010 and December 31, 2009.

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

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet.

ASC 825-20, Accounting for Registration Payment Arrangements, addresses an issuer’s accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Contingencies.  In connection with the Debenture Amendment and Exchange Agreements (as discussed in Note 3, 8% Convertible Debentures and Derivative Financial Instruments), the registration rights and penalties under the original Securities Purchase Agreements were waived.

Basic and Diluted Loss per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2010 and 2009, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

3.  8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

Original financing:

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees.  Interest on the Debentures was due semiannually at 8% per annum beginning December 31, 2006. Interest was also due upon conversion, redemption and maturity. The total interest paid in cash to two Debenture holders prior to April 10, 2009 was $16,982.  Another Debenture holder converted its accrued interest to shares of common stock in 2009.  The original Debentures matured on April 10, 2009, but were not paid on that date.  As a result, the Debentures were in default; however, the Company has renegotiated the terms of the Debentures, as described below.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A Warrants and 5,000,000 of Class B Warrants as part of the original sale of the Debentures.  Each Class A Warrant gives the holder the right to buy one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for $0.75.  Class A Warrants to purchase 2,123,800 shares of Common Stock remain outstanding and are exercisable at any time through April 10, 2011.  Class B Warrants were replaced with new Class B Warrants as described below.

Renegotiation and exchange of Debentures:

The Company has renegotiated the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock.

On June 8, 2010, the Company entered into Debenture Amendment and Exchange Agreements with two holders of its Debentures having an aggregate principal amount of $640,000 (the “Option A Holders”), and ten holders of its Debentures having an aggregate principal amount of $805,000 (the “Option B Holders”).  Pursuant to the Debenture Amendment and Exchange Agreements, the Option A Holders and the Option B Holders exchanged their Debentures for an amended and restated Debenture due April 10, 2011.
In addition, the Option A Holders and the Option B Holders received an aggregate of 499,099 shares of common stock in lieu of approximately $246,000 of accrued interest through April 10, 2009.  The Company also issued (a) new Class B Warrants to the Option A Holders to purchase an aggregate of 1,560,000 shares of the Company’s Common Stock at an exercise price of $1.15 per share, in exchange for their outstanding Class B Warrants, and (b) new Class B Warrants to the Option B Holders to purchase an aggregate of 1,803,200 shares of the Company’s Common Stock at an exercise price of $1.30 per share, in exchange for their outstanding Class B Warrants.

On the same date, the Company entered into Securities Exchange Agreements with 16 holders of its Debentures having an aggregate principal amount of $1,045,000 (the “Option C Holders”) to exchange their Debentures for shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”).  The Securities Exchange Agreements were signed on June 8, 2010, but the transactions contemplated by those agreements were subject to (i) approval by the Company’s shareholders of an amendment to the Company’s Certificate of Incorporation to authorize it to issue up to 10 million shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Company’s Board of Directors (the “Amendment”), and (ii) subsequent authorization of the Series A Preferred Stock by the Company’s Board of Directors.

On August 3, 2010 the Company held a special meeting of shareholders in which its shareholders approved the Amendment.  On the same day, the Company filed a Certificate of Designation setting forth the terms of the Series A Preferred Stock with the New York Secretary of State.  The Company subsequently issued to the Option C Holders (a) 2,090,000 shares of Series A Preferred Stock in exchange for the Debentures, and (b) 487,704 shares of its Common Stock in payment of accrued and unpaid interest due under the Debentures through April 10, 2009.  The Common Stock was issued at $0.50 per share compared to the fair market value on June 8, 2010 of $0.59 per  share.  As a result, the conversion generated a beneficial conversion cost.  The Option C Holders also received new Class B Warrants to purchase an aggregate of 2,466,200 shares of the Company’s Common Stock at an exercise price of $1.00 per share, in exchange for their outstanding Class B Warrants.  The new Class B Warrants vest immediately and expire on April 10, 2013.

The Debenture balances at September 30, 2010 and September 30, 2009 were $1,430,793 and $2,604,098, respectively.

Other transactions related to the amendments:

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

The Company recorded a loss of $620,788 in the three months ended September 30, 2010 in connection with the exchange of certain Debentures for Series A 10% Convertible Preferred Stock.

At September 30, 2010, there were Warrants to purchase 7,953,200 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures.

The new Class B Warrants issued to the Option A Holders and the Option B Holders were determined to have a value of $1,956,000, as compared to the outstanding Class B Warrants, which were valued at $1,261,000.  The new Class B warrants issued to the Option C Holders were determined to have a value of $1,436,000, as compared to the outstanding Class B warrants, which were valued at $906,000.  As a result, the Company incurred a debt extinguishment charge in accordance with ASC 470-50, Debt Modification and Extinguishments, and recorded a loss of $1,225,748.

As part of the original sale of the Debentures, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders’ fees. The finders will also receive as additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

The shares of Common Stock that underlie the conversion feature of the original Debentures and those that underlie the Warrants were subject to a registration rights agreement. The registration rights agreement provided for liquidated damages if certain requirements were met, which they were not.  In connection with the Debenture Exchange and Amendment Agreements, the Debenture holders waived their right to receive liquidated damages and interest thereon due under the registration rights agreement.

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

The derivative financial instruments have not been designated as hedges. The purpose of their issuance was to raise additional capital in a more advantageous fashion than could be done without the use of such instruments. In addition to expecting the overall cost of capital to be less, the use of the derivative instruments reduces the cost to the common shareholders when the value of their shares declines in exchange for increasing the cost to the common shareholders when the value of their shares increases, all of which should tend to reduce the volatility of the value of the Company’s common shares.

Effects of the default prior to the amendment:

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date will become, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount”, as more fully explained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company recorded charges related to the Mandatory Prepayment Amount of $61,316 and $4,931, respectively.  These charges were reversed during the quarter ended June 30, 2010 and September 30, 2010 as the relevant Debentures were modified or exchanged for Series A Preferred Stock.

4. STOCK BASED COMPENSATION

During the nine months ended September 30, 2010, the Board resolved to issue an aggregate of 275,000 shares of common stock to two consultants for services rendered. These shares are valued at $0.51 per share, which was the quoted market price on July 28, 2010, the last day the Common Stock was publicly traded prior to the date of issuance,  for total compensation of $140,250. During the nine months ended September 30, 2009, the Company issued 60,000 shares of Common Stock for services rendered as a director and investor relations services, valued at $0.75 per share for total compensation of $45,000.

The Company has adopted the CYBRA Corporation 2006 Incentive Stock Plan, a stock-based compensation plan to reward services rendered by officers, directors, employees and consultants. The Company has reserved 5,000,000 shares of Common Stock for issuance under the plan.

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

Total stock options outstanding at September 30, 2010 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2009	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2009	100,000
Options exercisable at December 31, 2009	100,000

Options outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at September 30, 2010	100,000
Options exercisable at September 30, 2010	100,000

The 100,000 options outstanding at September 30, 2010 were issued in December 2007, have a remaining outstanding life of 2.25 years and have an exercise price of $0.75 per share.

Following is a summary of the warrant activity:

		Avergage Exercise	Weighted Avg Remaining Contractual Term
Class A and B Warrants	Number of Shares	Price per Share	In Years

Outstanding at December 31, 2009 – Class A	3,523,668	1.42	3.00
Outstanding at December 31, 2009 – Class B	7,047,335	1.42	3.00
Total Outstanding Warrants – December 31, 2009	10,571,003	1.42	3.00
Exercisable at December 31, 2009	10,571,003	1.42	3.00

Exchange of Class B warrants	(2,910,000)
Granted-Class B-6/16/10	3,363,200	1.23	2.75
Exchange of Class B warrants	(2,090,000)
Granted-Class B-8/3/10	2,466,200	1.00	3.00
Exercised	-
Forfeited	-
Outstanding at September 30, 2010 – Class A	3,523,669	0.75	1.20
Outstanding at September 30, 2010 – Class B	7,876,735	1.29	2.71
Total Outstanding Warrants – September 30, 2010	11,400,404	1.13	2.24
Exercisable at September 30, 2010	11,400,404	1.13	2.24

5. PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30,	December 31,	Estimated Useful Life in
	2010	2009	Years
Furniture and office equipment	$198,787	$186,869	5
Computer software	112,183	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	332,264	317,407

Less: Accumulated Depreciation	277,892	263,425

	$54,372	$53,982

Depreciation and amortization of property and equipment amounted to $14,467 and $20,726 for the nine months ended September 30, 2010 and 2009, respectively.

	September 30,	December 31,	Estimated Useful Life in
	2010	2009	Years
Software Development Costs	$678,700	$677,200	3
Less: Accumulated Amortization	519,161	349,862

	$159,539	$327,338

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $169,300 for both nine-months periods ended September 30, 2010 and September 30, 2009, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Current assets and liabilities:
Accounts receivable	$(71,000)	$(71,000)
Accounts payable and accrued expenses	52,000	86,000
Deferred revenues	157,000	149,000
	138,000	164,000
Valuation allowance	(138,000)	(164,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,479,000	$2,370,000
Depreciation	(7,000)	(68,000)
	2,472,000	2,302,000
Valuation allowance	(2,472,000)	(2,302,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $144,000 for the nine months ended September 30, 2010.

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

7. PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Board of Directors.  There are 2,090,000 shares of Series A 10% Convertible Preferred Stock currently outstanding.

8. COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

a. Operating lease
The Company occupies office space in Yonkers, New York under a lease agreement that was amended effective December 30, 2009 and expires on January 31, 2014.

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2011	$77,734
2012	82,660
2013	83,308
2014	25,250
$268,952

Rent expense amounted to $44,911 and $70,156 for the nine months ended September 30, 2010 and 2009, respectively. This includes additional expense for storage.

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

c. Litigation
In December, 2006, Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, filed a lawsuit in Herzliya, Israel (Case No. 8443/06) against the Company and its Chief Executive Officer for moneys allegedly owed in connection with the distribution of the Company's products in Israel. The action sought $50,000 in damages, plus interest, court costs and attorneys' fees. The Company filed a counterclaim against Raz-Lee for failure to report sales and royalties, and for a full accounting. The suit against the Company's CEO was dismissed, and appeal of such dismissal was filed. In July, 2009, the Herzliya court awarded Raz-Lee approximately $15,750 plus approximately $7,500 of costs (the approximations are a result of currency fluctuations). The balance of Raz-Lee's claim was dismissed. Since the amount awarded relates to past periods, the court also awarded interest charges, bringing the total award including costs to approximately $34,500. Raz-Lee collected the amount of approximately $6,500 which had been posted by the Company with the Herzliya court. The balance has not been paid. The Company's counterclaim against Raz-Lee was dismissed. The Company believes that Raz-Lee will file an appeal of the dismissal of parts of its claim. The Company is currently consulting with counsel concerning the filing of an appeal of the dismissal of the counterclaim or a part thereof. In addition, Raz-Lee has asserted that Harold Brand, Chief Executive Officer of the Company, is personally liable for the Company’s obligation. This claim was dismissed, but was returned to the Magistrate's Court on appeal.  The Company has a reserve of $28,000 to provide for payment of this claim.

On July 20, 2009, Fagey Steinberg, a holder of a Debenture in the principal amount of $100,000, filed a Motion for Summary Judgment in Lieu of Complaint (the “Motion”) against the Company for payment of the full principal amount of such Debenture together with accrued and unpaid interest and such other and further relief as is just and proper.  The Company did not appear in this action, and on September 17, 2009, the judge signed an order granting summary judgment in favor of the plaintiff (the “Order”).  Subsequent to the grant of the Order, an unaffiliated third party (the “Purchaser”) entered into an agreement (the “Agreement”) with the plaintiff to purchase the plaintiff’s Debenture.  On December 11, 2009, the Company entered into a stipulation of settlement providing that the plaintiff will not enter judgment against the Company pursuant to the Order subject to the satisfaction of the Purchaser’s obligations under the Agreement.  In addition, the Company has issued to the Purchaser a new Debenture in the principal amount of $50,000, representing one-half of the principal amount of plaintiff’s Debenture, which has been transferred to the Purchaser.  An additional $50,000 has been transferred by the plaintiff to the Purchaser and, accordingly, as of September 30, 2010, the Purchaser owns the full $100,000 principal amount of the plaintiff’s Debenture, and accordingly the Company is not subject to any further liability in connection with such action.

d. Executive Employment Contract
Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with a base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). Mr. Brand is also entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car. Unpaid incentive compensation is included in accrued expenses on the balance sheet.

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

On June 12, 2009, the Company entered into a non-exclusive one-year agreement with an investment banker to raise the capital necessary to fund the joint venture. The investment banker will receive a fee of 5% of the transaction proceeds.  The agreement expired on December 21, 2009 and has been extended by the parties until December 31, 2010.

f. Loans from shareholders
During the nine months ended September 30, 2010, the Company received $35,000 from its Chief Executive Officer and $12,500 from another stockholder (totaling $47,500) as advance payment toward the planned issuance of common stock and other securities in a planned private placement. The Company is currently legally obligated to return the funds received on demand of the investors if the contemplated private placement is not completed.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either period ended September 30, 2010 or 2009.

10. RELATED PARTY TRANSACTIONS

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the nine months ended September 30, 2010 and 2009, the Company incurred approximately $7,500 in commissions to Profit Horizon, Inc. in both periods.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	September 30, 2010	December 31, 2009
8% Convertible Debentures	$1,430,793	$2,604,098

12. LOSS PER SHARE

Loss per share for the period ended September 30, 2010 and 2009 does not include the effects of 11,400,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees, directors and consultants, or the 2,861,586 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENTS

The Company evaluated events occurring between the end of the third quarter, September 30, 2010, and November 15, 2010 when the financial statements were issued.

a. Events relating to debt modification

In October 2010, a holder of the Company’s 8% Convertible Debentures due April 10, 2011 (the “Amended Debentures”) converted an aggregate of $10,000 of the principal amount of Amended Debentures into 20,000 shares of Common Stock. Outstanding interest on the converted principal was paid with shares of Common Stock.

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

Comparison of the three and nine months ended September 30, 2010 and 2009

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three months ended				Nine months ended
	September 30,				September 30,
	2010	2009	Change $	Change %	2010	2009	Change $	Change %

Revenues
Products	$96,592	$105,065	$(8,473)	-8%	$550,584	$491,207	$59,377	12%
Services	207,523	175,333	32,190	18%	613,908	514,044	99,864	19%
Total Revenues	304,115	280,398	23,717	8%	1,164,492	1,005,251	159,241	16%

Direct Costs
Equipment Purchases	$11,419	$19,486	$(8,067)	-41%	$75,732	$163,985	$(88,253)	-54%
Royalties & Consulting	7,500	9,374	(1,874)	-20%	28,619	39,576	(10,957)	-28%

Total Direct Costs	$18,919	$28,860	$(9,941)	-34%	$104,351	$203,561	$(99,210)	-49%
% of total revenues	6%	10%			9%	20%

Gross margin	$285,196	$251,538	$33,658	13%	$1,060,141	$801,690	$258,451	32%
% of total revenues	94%	90%			91%	80%

Research and development costs	$64,898	$49,308	$15,590	32%	$170,628	$150,441	$20,187	13%
% of total revenues	21%	18%			15%	15%

Sales and marketing expenses	$20,088	$26,271	$(6,183)	-24%	$110,195	$101,340	$8,855	9%
% of total revenues	7%	9%			9%	10%

General and administrative expenses	$320,994	$316,020	$4,974	2%	$952,665	$1,008,094	$(55,429)	-5%
% of total revenues	106%	113%			82%	100%

Interest expense	$39,682	$53,754	$(14,072)	-26%	$145,060	$353,944	$(208,884)	-59%
% of total revenues	13%	19%			12%	35%

Other income (expenses)	$(1,149,151)	$(5,033)	$(1,114,118)	22732%	$(1,763,264)	$(58,450)	$(1,704,814)	2917%
% of total revenues	-378%	-2%			-151%	-6%

Net income (loss)	$(1,309,617)	$(198,848)	$(1,110,769)	559%	$(2,081,671)	$(870,579)	$(1,211,092)	139%
% of total revenues		-71%				-87%

Revenues

Total revenues for the three and nine months ended September 30, 2010, as compared to the same period in 2009, increased by approximately 8% and 16%, respectively.  New MarkMagic features previously released have met with positive reception from new and existing customers.  Sales for our most recent RFID product, EdgeMagic, began to pick up this year, mirroring the general trend of increased market acceptance of RFID technology.  Demand for services has showed an increase for the three-month and nine-month periods as well.  We expect these trends to continue contributing to positive growth in revenues over the course of the year.

Direct Costs

The cost for equipment purchases for the three months ended September 30, 2010 were lower as compared to the same period in 2009 principally due to a sale from earlier in the year that was canceled in the third quarter, resulting in a vendor credit. The cost for equipment purchases for the nine months ended September 30, 2010 was 49% lower as compared to 2009 due to a decrease in sales of lower profit hardware products.

Gross Margin

Gross Margin as a percentage of sales for the three and nine months ended September 30, 2010 as compared to the same period in 2009 increased by 13% and 32%, respectively. This was due to the improved product sales mix of increased sales of higher profit software products and a decrease in sales of lower profit hardware products.

Software Development Costs

Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products and fees paid to outside consultants.  Substantially all of these expenses have been incurred by us in the United States.  Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2009, and all costs after that date have been expensed in accordance with ACS 985-20-25.  During the three months ended September 30, 2010 and 2009, the software development costs that were expensed were $64,898 and $49,308, respectively. During the nine months ended September 30, 2010 and 2009, the software development costs that were expensed were $170,628 and $150,441, respectively.  Software development costs increased slightly this year due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The increase in absolute dollars for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 is due to higher commissions paid as a result of higher revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily due to our Board of Director's (the "Board") decision to issue common stock to certain consultants for services rendered.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% Convertible Debentures due April 10, 2009 (the “Debentures’).  Amortization of these deferred finance costs ceased in April 2009 and standard interest continued to accrue on them.  During the nine months ended September 30, 2010, holders of our Debentures in the aggregate principal amounts of $2,490,000 converted outstanding interest due through April 2009 into shares of our common stock, par value $0.001 per share (the “Common Stock”), resulting in decreased interest expenses for the nine months ended September 30, 2010 as compared to the same period in 2009.

Other Income (Expenses)

We had other income (expenses) of $1,188,833 and $1,908,324 for the three-months and nine-months ended September 30, 2010, as compared to $58,787 and $412,394 for the same periods last year.  While the other income (expenses) for the year ended December 31, 2009 consisted primarily of interest expenses, most of which was accrued on the outstanding Debentures, other income (expenses) for the nine-months ended September 30, 2010 consisted primarily of valuation adjustments resulting from the restructuring and exchange of the Debentures (the “Exchange”).  These charges consisted of (i) the revaluation of new Class B Warrants issued to the Debenture holders in exchange for their outstanding Class B Warrants; (ii) the cost of providing Debenture holders with shares of our Common Stock in payment of accrued interest, which was valued in excess of the balances due under the Debentures; and (iii) the cost of issuing preferred stock, valued in excess of the Debenture carrying amounts, in exchange for certain Debentures, resulting in aggregate charges of $1,195,335 and $1,934,619 for the three-months and nine-months ended September 30, 2010.

The Exchange also decreased the principal due under the Debentures by approximately $1,170,000.  As a result, interest expenses decreased by approximately $14,000 and $209,000 for the three-months and nine-months ended September 30, 2010, respectively.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2010 and 2009.  The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009	Change $	Change %

Cash and cash equivalents	$52,008	$29,421	22,587	76%
Working capital deficit	(2,442,139)	(3,949,863)	(1,507,724)	(38%)
Net cash used in operating activities	(37,175)	(39,780)	(2,605)	(6%)
Net cash used in investing activities	(16,357)	(1,390)	(14,967)	(1076%)
Net cash provided by financing activities	47,500	-	47,500	100%

As of September 30, 2010, our principal source of liquidity was cash of approximately $52,000. Our operations used $37,175 in cash during the nine months ended September 30, 2010 as compared to $39,780 for the same period in 2009.

To sustain operations under our current structure, we need cash of approximately $110,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level while continuing to pay down existing trade obligations at a moderate rate.

Our working capital deficiency was approximately $2,400,000 at September 30, 2010. The deficiency in working capital included approximately $1,430,000 in liabilities related to the convertible debentures, as well as $387,000 in deferred revenues that require settlement in future services rather than cash.

During the three and nine months ended September 30, 2010, our Board resolved to issue 140,250 shares of Common Stock to two consultants for services rendered. These shares were authorized, but the certificates evidencing these shares have not been issued.

As of the third quarter of 2010, we are operating at better than break-even on a cash flow basis. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses.  We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular.  Wal-Mart’s recent announcement that it is implementing RFID tracking throughout their stores for selected apparel goods is a positive sign.  Apparel suppliers represent a large segment of our customer base.  Wal-Mart is often a pioneer in new technology, with other retailers following suit.  JCPenney and Dillard’s have already joined Wal-Mart in encouraging their suppliers - among them a number of CYBRA customers - to tag their apparel goods at the item level.  We therefore, expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2010 and in 2011.   We believe we will sustain a positive cash flow throughout 2010.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information relating to legal proceedings contained in Note 8(c) to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2010, two holders of our 8% Convertible Debentures due April 10, 2011 (the “Amended Debentures”) converted $15,000 of the principal amount of Amended Debentures into 30,000 shares of our Common Stock.  Each Amended Debentures allows the holder thereof to convert the principal into a number of shares of Common Stock.

The issuance of the above shares of Common Stock was made pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act").

In addition, on August 3, 2010, our Board authorized the issuance of 275,000 shares of our Common Stock to two consultants in exchange for services rendered. The shares were valued at $0.51 per share, which was the quoted market price on July 28, 2010, the last day our Common Stock was publicly traded prior to the date of issuance, for total compensation of $140,250.

The securities were issued as follows:

Provider of Services	Shares of Common Stock	Type of Services	Cost Basis	Date of Issuance
Nathan Retek	150,000	Investor Relations	$76,500	8/3/2010
Shmilly Gruenstein	125,000	Investor Relations	$63,750	8/3/2010

The issuance of the above shares of Common Stock was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.EXHIBITS.

(a)   Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2010	CYBRA Corporation

	By:	/s/ Harold Brand
Harold Brand
Chief Executive Officer and
Interim Chief Financial Officer