Form 10-K
period 2010-12-31
CYBRA CORP
filed 2011-03-31
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2010, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $3,126,281.

As of March 15, 2011, there were 15,519,667 shares of Common Stock outstanding.

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

IBM System i and its predecessors (IBM iSeries and IBM AS/400) have been deployed into midsize companies since the late 1980s. System i, however, has been transformed since that time, meeting a new set of price points and performance results that far outstrip the price/performance ratio offered in the 1990s, or even a few years ago. The System i is a midrange computer platform aimed at meeting the business information and technology needs of midsize businesses, and it is designed to support the growth of a business over time.

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

	Percentage of Sales Attributable to Software Manufacturers	Percentage of Sales to End Users
2010	78%	22%
2009	75%	25%

CYBRA’s annual revenues are derived from hundreds of customers. Sales to the largest customers are as follows::

	Total Sales	Sales to the largest customer		Percentage of Total Sales
2010	$1,605,744	Manhattan Assoc.	$133,205	8.1%
2009	$1,335,944	Foot Locker	$86,285	6.6%

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

Until recently, MarkMagic has addressed the IBM System i market. In 2010, CYBRA completed a version of MarkMagic called MarkMagic Platform Independent (PI) that is designed to run on all major computing platforms, such as Windows, UNIX and Linux. MarkMagic PI sales to end-user customers began in 2010.  A major OEM software partner is planning to roll it out to its customer base in mid-2011.

MarkMagic Version 7, a major new release, was launched in May 2009. It contains the MarkMagic FormsComposer feature that adds full report writing functions to MarkMagic with a simple user interface. The other significant feature introduced in Version 7 is the Print Transformer, which provides MarkMagic users with powerful conditional printing capabilities.  Since its initial launch, MarkMagic Version 7 has undergone two upgrade releases, providing improvements in performance, usability and functionality.

EdgeMagic®
EdgeMagic, released in February 2008, is an integrated RFID control solution for IBM System i customers. It is also deployable on other platforms and is highly scalable. EdgeMagic is designed to manage RFID readers and analog control devices; commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates and to track company assets; and integrate with popular ERP and Warehouse Management application packages.

Throughout 2007 and 2008 management focused substantially all of the Company’s resources on development and release of EdgeMagic with revenue potential that management believes will be far in excess of the current product mix.  EdgeMagic product development remains a high priority for the Company.  During 2010, EdgeMagic was enhanced to provide industry specific functionality.  Key among those were enhancements for tracking item level apparel and document tracking.

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

The main benefits of Auto-ID are:

•	Reduced human error by eliminating manual look-up and entry;
•	Increased speed, reducing labor costs;
•	Improved security, as it can be difficult to forge or fool;
•	Increased revenue by insuring that products are always available; and
•	Significant reductions in personnel training.

The key benefits to the ASV of OEMing CYBRA’s Auto-ID Magic family of products are:

•
Increased Revenues – ASV’s can generate an additional source of revenue through sales of CYBRA’s Auto-ID Magic family of products to future customers as well as to their installed base. With MarkMagic integrated into their application, their customers can quickly create new labels and change existing labels with ease, including RFID “smart” labels. With CYBRA’s forms component, they can eliminate many, or all, of the preprinted forms required by their application. These net savings give ASV customers a compelling reason to upgrade their ASV product. Utilizing EdgeMagic, ASV’s can help their customers with the essential need to comply with trading partner mandates, as well as developing tracking of their own assets, with ease and at a competitive price compared to other alternatives.

•
Cost Avoidance – ASV’s can greatly reduce, or eliminate, their staff costs for ongoing source code maintenance and customer support for all Auto-ID customer requirements. Their staff no longer needs to learn and maintain competence on complex RFID printer or reader command languages.  As Auto-ID Magic provides a full range of RFID and bar code solutions that run on all major computing platforms, the burden for the ASV to support multiple computing environments is dramatically reduced.

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

In 2011, we are expanding our channel strategy beyond OEMs to include System Integrators that specialize in Auto-ID solutions.  Auto-ID Magic provides the integrator with out-of-the-box solutions that permit work on virtually any computing platform and implement a full scale system in days, rather than weeks or months.

CYBRACare
During 2010, CYBRA designed a solution family for the long-term care market called CYBRACare.  CYBRACare incorporates RFID and RTLS (Real Time Location Systems) technology. The basic CYBRACare technology layer is CYBRA’s EdgeMagic RFID tracking software.

The concept of the CYBRACare suite of solutions for long-term care covers a broad range of areas within long-term care facilities of all types.  In its initial release, CYBRACare consists of three types of tracking: resident, staff and equipment.

◦           Resident Tracking  is based on a resident wristband containing an RFID tag so that a patient’s whereabouts can be tracked automatically at every moment.  This prevents unsafe wandering and leaving the premises (elopement).

◦           Staff Tracking uses RFID “smart” cards to track staff whereabouts and response times by caregiver in order to monitor productivity.  The CYBRACare card also provides the staff member with emergency call buttons.

◦           Medical Equipment tracking provides for the location of expensive medical appliances and equipment that are often in limited supply and need to be located quickly.  Examples of medical equipment that can be tracked include mechanical lifts, intravenous pumps, respiratory machines, scooters, and defibrillators.

CYBRA’s strategic partner in its long-term care venture is CenTrak, Inc.  CenTrak is a leader in providing simple and reliable tracking innovations to hospitals. Their products include patient, staff and equipment tracking.  CenTrak is headquartered in Newtown, Pennsylvania with manufacturing facilities in Hong Kong, South Korea and India.  CenTrak solutions are currently operating in millions of square feet at dozens of world-class healthcare sites throughout the United States.  Its largest installation to date is at Mount Sinai Hospital in New York, which uses a system supplied by CenTrak partner GE Healthcare.  CYBRA is among the few solution providers to utilize CenTrak technology in long-term care.

The Evolution of Auto-ID: From Bar Code To RFID

This section will introduce you to two key Auto-ID technologies – Bar Coding and RFID – briefly explaining what they are about, how businesses benefit from their use, how bar coding evolved to RFID and what role CYBRA plays in these vital areas.

In the beginning: UPC Bar Code

History was made on June 26, 1974, when the first product with a “Universal Product Code” (UPC) bar code was run through a hand-made scanner at a check-out counter at Marsh’s supermarket in Troy, Ohio. It was a 10-pack of Wrigley’s Juicy Fruit chewing gum.

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

Manhattan Associates, a $670 million supply chain solution company, is a CYBRA OEM Partner that has built its business on this premise by guaranteeing 100% compliance with the top U.S. and global retailers’ guidelines for shipping and content labels.  One of the principal ways in which this is accomplished is by integrating CYBRA’s MarkMagic bar code label software into Manhattan’s Warehouse Management and Transportation Execution software packages.

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

A QR code (short for Quick Response) is a matrix barcode readable by dedicated QR barcode readers as well as smart phones.  The information encoded can be text, a website URL or other data.  Common in Japan, where it was created by Toyota subsidiary Denso-Wave in 1994, the QR code is one of the most popular types of two-dimensional barcodes today.   QR codes are of particular interest to marketers, giving them the ability to measure response rates with a high degree of precision, allowing for easier ROI (return on investment) calculation, thus helping justify spending on marketing budgets.  Media where QR codes have been deployed include: billboard ads, guerilla marketing campaigns, in-store displays, event ticketing and tracking, trade-show management, business cards, print ads, contests, direct mail campaigns, websites, email marketing and couponing.

There are many apps available for Apple’s iPhone and Google Android phones that let users scan barcodes using the smartphone’s camera. These barcode apps are typically meant to make the shopping experience more enjoyable.  Examples of popular smartphone bar code apps are:

•	RedLaser: Scans product barcodes and compares prices using Google Products and Amazon.

•	FoodScanner: Scans UPC barcodes on foods letting the users know how many calories they are consuming.

•
Cardstar: Lets users store, manage and retrieve reward, club, and loyalty cards on their smart phone, where they can be scanned directly from the phone’s screen at many merchants.[Missing Graphic Reference]

The Future Arrives:RFID

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

THE MARKET

Wal-Mart, along with the U.S. Department of Defense and the FDA, kick-started the entire RFID industry in 2003 when they announced plans for revolutionizing the supply chain with RFID technology. RFID would enable a more visible and effective supply chain and better tracking of corporate assets.  Other benefits included lower labor cost, reduced product theft, elimination of counterfeiting and reduced stock outages.  According to figures released by the National Retail Foundation, out of stock alone is a $92 billion annual problem.

From the outset, proponents insisted that RFID would dramatically change the way companies track goods in the supply chain.  For the next seven years it remained a niche technology, held back by the difficulties its pioneers had pulling in a critical mass of partners.  A relatively small number of Wal-Mart’s suppliers had started using RFID since the retailer announced its famous supply chain “mandate”.

All that changed in the middle of 2010.

Retailers at all points on the price spectrum are now embracing RFID and are positioning themselves to gain market share from rivals and operate more intelligently.  Wal-Mart has thrown its considerable weight behind item-level RFID in the apparel category as have JCPenney, Macy’s and Dillard’s.  The world’s leading specialty apparel retailers — GAP Inc. and Inditex (operator of multiple retail banners, including Zara) — are both devoting energy to RFID, as is Banana Republic.  Wal-Mart’s decision to initiate tagging of all men’s jeans, socks, underwear and t-shirts is significant, especially considering that some of the items being tagged sell for less than $5.  The significance of the fact that disposable RFID tags are now being applied to millions of items with retail price points of $5 or less shatters the myth that RFID tags are too expensive.

Stores that utilize RFID have the potential to be much more attractive shopping destinations.  Superior on-shelf availability, faster checkout and amenities such as “smart” fitting rooms could be a powerful draw.  Research analyst group, IDTechEx, estimated that about 300 million RFID labels were used for apparel tagging globally in 2010 – a 50% increase over the previous year.  Additionally, nearly 225 million RFID labels were used for tagging pallets and cases by companies such as Wal-Mart and Target.  The role of RFID in apparel retail is still in its early stages but is poised to potentially become an area of explosive growth in the ticketing and labeling market.

CYBRA anticipated this trend in planning the architecture of its EdgeMagic product.  After a number of difficult years in which we waited for the RFID curve to take off, we believe that we are now well positioned to leverage our IP to gain market share with respect to this fast emerging trend.

RFID Business Forecasts

A selection of quotes from recent analyst reports shows that 2011 should be a growth year for RFID, that apparel will be the principal industry affected, and that healthcare will also benefit significantly from RFID technology.

Jan 2011	“…37 percent of companies expect RFID budgets to grow… The level of RFID activity in the apparel industry is clearly on the rise.”
Sept 2010
“Apparel RFID will grow at double the rate of the overall RFID market through the next ten years.”
“RFID will not be just big in China - it will be huge.”
“RFID tags and systems in healthcare... $2.03 billion in 2018 …locating systems for staff, patients and assets…”

Jan 2011	“2011 to be a year of steady growth for the RFID industry… The most growth will likely occur in apparel retail and health care…”
Nov 2010	“…RFID is going strong.”
Nov 2010	“…biggest retail supply chain transformation since the bar code …”
Sept 2010	“RFID Systems Revenue to Exceed $6 Billion in 2011” “The latest research indicates CAGRs of between 21.7% and 28.8%...”
Jan 2011	“Inventory accuracy rates of more than 95%, up from an average of 62%. …time savings of 96%... out-of-stock reductions of up to 50%...”
Jan 2011
“40% of 125 survey respondents denote that a pilot store is part of their RFID roll-out strategy”
… consumer goods, apparel, and consumer electronics are the top three product categories that retailers are currently tagging or plan to tag.

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

MarkMagic’s advantage is that besides addressing the key requirements of thermal bar code label and RFID printing, it alone provides virtually all other printing needs that customers may demand. Only MarkMagic supports all the following printer devices and document types:

●	Thermal bar code tags

●	Thermal care labels

●	RFID smart labels

●	Laser printed bar code documents

●	Ink jet printed documents

●	Plastic ID cards with magnetic stripe encoding

In the market consisting of IBM System i users of bar code and RFID labeling, CYBRA faces one major competitor, T.L. Ashford, located in Covington, Kentucky, a private company of similar size to CYBRA. The competitor entered the bar code labeling software arena a few years before we did. To the best of our knowledge, the competitor has a larger base of System i bar code labeling customers than we have. The competitor’s base price is lower than ours, but additional features can level out the price difference. To the best of our knowledge, the competitor sells software only, and does not offer bar code and RFID equipment, supplies or services.

In 2010, we began to expand beyond the IBM System i platform and we anticipate a number of additional competitors.  We believe that many of these competitors are well financed and have large customer installed bases. We expect CYBRA’s appeal to end-user customers will be based on our multiple platform support, multiple document type support, our experience and track record in integrating with business software packages and the upgrade path we provide to those requiring or anticipating a full RFID control solution.  Our primary channels – software OEM companies and system integrators – tend to be attracted to CYBRA for ease of integration into their software packages, multiple platforms supported, the wide range of capabilities available (thus lowering their R&D burden) and competitive discount structure.

COMPETITION — EdgeMagic

In the RFID market, we anticipate that we will face many competitors as the market grows.  Many of these will be large companies, both public and private.  There are currently no clearly dominant companies in the RFID space.  We anticipate that CYBRA’s appeal will be based on our multiple platform support and our experience and track record in providing solutions for developers of business software packages.

CYBRA’s EdgeMagic product faces well financed competition for each of its feature sets, but we believe that no single product offers the integrated solution that EdgeMagic brings to the IBM Power System i platform.

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

We believe that EdgeMagic alone provides a tightly integrated solution that has the functions System i customers require, yet offers the flexibility for System i customers to implement advanced RFID applications without costly custom programming.

On platforms other than System i, EdgeMagic’s advantages are scalability, ease of integration, and ease of use.

Included certified EPC-compliant label templates, pre-configured interfaces to leading ERP and WMS packages, and modular device control allows customers to roll out both open loop and closed loop industrial strength RFID solutions in far less time than with competing solutions.

High-end competitors (selling a suite of products to a specific industry) include:

●	BEA Weblogic RFID Platform Edge Server
●	OAT Systems OAT Foundation Suite
●	IBM Websphere RFID Premises
●	Manhattan Associates EPC Manager
●	Seeburger RFID Workbench
●	Sybase iAnywhere

Low end (selling stand-alone tools that are not industry-specific) includes EPCSolutions Tag Manager.

PARTNERSHIPS

CYBRA has established partnerships with key bar code and RFID companies. CYBRA partners fall into one or more of the following categories:

●	OEM ASV (Application Software Vendor) partners who have integrated MarkMagic into their application software products that also sell through VARs and Systems Integrators.

●	Technology Partners with whom CYBRA works closely to support their printing technologies or computing platforms. CYBRA has relationships with their VAR channels.

●	Channel Partners whose products CYBRA resells to provide a single source for a customer’s entire bar code label and RFID needs. The table below contains a list of our key partners, the type of relationship(s) and the product(s) involved:

Company	ASV	Technology	Channel	Product
Apparel Business Systems	√			MarkMagic Labels Development
Infor	√			MarkMagic Labels Runtime
Manhattan Assoc.	√			MarkMagic Labels Runtime
Network Systems	√			MarkMagic Labels Development
Vormittag Assoc.	√			MarkMagic Enterprise Development
Wynne Systems	√			MarkMagic Labels Development
Avery Dennison		√	√	Printers, Supplies, and RFID Encoders and Care Label Printers and Supplies
Datamax		√	√	Printers, Supplies, and RFID Encoders
HP		√	√	HP PCL laser printers

IBM	√	√	Printers, Supplies, and RFID Encoders, System servers
Intermec	√	√	Printers, Supplies, and RFID Encoders
Impinj	√	√	RFID Readers and antennas
Motorola	√	√	RFID Readers, Mobile Computers, Wireless Networks, Bar Code Scanners
Printronix	√	√	Printers, Supplies, and RFID Encoders
SATO	√	√	Printers, Supplies, and RFID Encoders
Teklogix	√	√	RFID Readers, Mobile Computers, Wireless Networks
Zebra	√	√	Label and Plastic Card Printers, Supplies, and RFID Encoders
Alien Technologies		√	RFID UHF readers and tags
Hand Held		√	Bar code scanners and imagers
IIMAK		√	Thermal Ribbons
Microscan		√	Fixed bar code scanners
PSC		√	Bar code scanners and imagers
Tagsys		√	RFID HF and UHF readers and tags

CYBRA’s key distributors and resellers are Manhattan Associates, Inc., Vormittag Associates, Inc., Apparel Business Systems, LLC and Solzon Corporation.

On October 20, 1998, the Company signed a five-year Software License, Sublicensing and Distribution Commitment Agreement (the “License Agreement”) with Manhattan Associates, Inc. (“MAI”). The License Agreement automatically renews on a year-to-year basis unless cancelled by either party 30 days prior to each renewal date. Pursuant to the License Agreement, the Company granted to MAI a worldwide non-exclusive license to market and sell its MarkMagic software and related products. MAI pays to the Company a per copy license fee for copies of MarkMagic licensed by MAI or its distributors to end user customers. MAI has agreed to provide support to its customers, and CYBRA has agreed to provide back-up support to MAI. The License Agreement contains other standard provisions such as a source code escrow, copyright indemnification and limitation of warranties.

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

Research and Development

In fiscal year 2010, the Company spent $215,772 on Research and Development activities and in fiscal year 2009, the Company spent $204,509 on Research and Development activities. For the years ended December 31, 2010 and 2009, all costs were borne directly by CYBRA.  No customers paid for these activities in any direct manner.

Employees

As of March 15, 2011, the Company employed 11 full time employees. In addition, the Company retains the services of consultants and other third-parties on an as-needed basis.

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

Management is planning to commence negotiations with the holders of the Debentures. In the event that negotiations are not successful, the Company does not have sufficient cash to pay the balances and will be in default.

This factor raises serious doubt about the Company’s ability to continue as a going concern. Management is hopeful that they will succeed in settling with the Debenture holders in a manner that will provide the Company with sufficient time to repay the debt and not have the risk of further default. No assurances can be given that management will be successful in its negotiations with the Debenture holders.  If the Company is unable to successfully negotiate with the Debenture holders, it is unlikely that it will be able to continue as a going concern.

We may not be able to pay, refinance or otherwise satisfy our obligations under certain of the 8% Convertible Debentures (the “Debentures”).

We did not pay the Debentures when they became due on April 10, 2009.  In 2010, certain holders of the Debentures agreed to extend the term of their Debentures, and certain other holders agreed to exchange their Debentures for a new class of preferred stock.  Holders of Debentures having an aggregate principal amount of $1,445,000 have agreed to extend the term of their Debentures until April 10, 2011.  We can provide no assurance that we will be able to generate adequate revenue from our operations to pay such Debentures when they mature or to refinance or further extend the term of the Debentures at that time.

We may not be able to raise sufficient capital to successfully operate or expand our business.

Our continued operations will depend upon the availability of cash flow from operations and/or our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of our business prove to be inadequate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures, which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

We have had limited revenues and experienced significant net losses thus far.

To date, we have had limited revenues. We had revenues of $1,605,744 and $1,335,944 in fiscal years 2010 and 2009, respectively. In fiscal year 2010, we had a net loss of $2,491,966 and in fiscal year 2009, we had a net loss of $1,090,284. A substantial portion of our net losses for fiscal year 2010, aggregating approximately 88% of our total net losses for fiscal 2010, resulted from charges as a result of debt restructuring and other non-cash charges. Nevertheless, because we are subject to all risks inherent in a business venture, it is not possible to predict whether we will be profitable.

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

Our results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term financial performance:

●	our ability to retain and increase revenues associated with customers and satisfy customers’ demands;

●	our ability to be profitable in the future;

●	our investments in longer-term growth opportunities;

●	our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

●	changes to offerings and pricing by us or our competitors;

●	fluctuations in the size of our customer base, including fluctuations caused by marketing efforts and competitors’ marketing and pricing strategies;

●	the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

●	technical difficulties, system downtime or interruptions;

●	the effects of litigation and the timing of resolutions of disputes;

●	the amount and timing of operating costs and capital expenditures;

●	changes in governmental regulation and taxation policies;

●	events, such as a sustained decline in our stock price, that cause us to conclude that goodwill or other long-term assets are impaired and for which a significant charge to earnings is required; and

●	changes in, or the effect of, accounting rules, on our operating results.

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

Bar code and RFID software companies compete for customers based on industry experience, know-how, technology and price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of our competitors have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) better name recognition; and (iv) larger customer bases. These advantages afford our competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage resellers to carry competitive products, (c) negotiate more favorable distribution contracts with resellers and (d) negotiate more favorable contracts with suppliers. We believe additional competitors may be attracted to the market, including IBM, Oracle, Microsoft, and HP. We also believe existing competitors are likely to continue to expand their offerings.

Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

●	System i Label Software

●	System i Forms Software

●	UNIX/Linux/Windows Label Software

●	UNIX/Linux/Windows Forms Software

●	UNIX/Linux/Windows RFID Edge Software

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

The industry in which we compete is characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render our existing systems and strategies obsolete, and require us to continue to develop and implement new products and services, anticipate changing customer demands and respond to emerging industry standards and technological changes. We intend to evaluate these developments and others that may allow us to improve service to our customers. However, no assurance can be given that we will be able to keep pace with rapidly changing customer demands, technological trends and evolving industry standards. The failure to keep up with such changes is likely to have a material adverse effect on our business, long-term growth prospects and results of operations.

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

Success will be dependent to a significant degree upon the involvement of current management, especially Harold Brand, our CEO. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our products and services or execute our business plan. In addition, we will need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons is intense and there are no assurances that these individuals will be available. Such problems might be expected to have a material adverse impact on our financial condition, results of operations and future business prospects.

We are subject to control by officers and management and there could be conflicts of interest with management that may be adverse to your interests.

Management of CYBRA currently beneficially owns approximately 62.3% of the outstanding shares of our Common Stock. As a result, management possesses meaningful influence and control over the Company, and may be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions for the foreseeable future.

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

If we raise additional funds through the issuance of equity securities, or determine in the future to register additional Common Stock, your percentage ownership will be reduced, you will experience dilution which could substantially diminish the value of your stock and such issuance may convey rights, preferences or privileges senior to your rights, which could substantially diminish your rights and the value of your stock.

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

The existence of outstanding warrants, debentures, preferred stock and shares available under our Incentive Stock Plan may harm our ability to obtain additional financing and their exercise will result in dilution to your interests.

We have outstanding 11,400,404 warrants to purchase an aggregate of 11,400,404 shares of Common Stock. Each of the Class A and Class B Warrants is exercisable for up to five years from date of issue at an exercise price of $.75 per share (Class A Warrants) and $1.75 per share (Class B Warrants). The holder of a warrant may not exercise a warrant, if, after giving effect to such issuance after exercise, such holder would beneficially own more than 4.99% of the Company’s outstanding shares.

We also have 2,860,000 shares of Common Stock issuable upon exercise of the outstanding Debentures, and an additional 2,090,000 shares of Common Stock issuable upon exercise of an equal number of shares of Series A Preferred Stock.  The Debentures and the Series A Preferred Stock are generally convertible into shares of Common Stock at any time at the option of the holders thereof.

Further, we have 5 million shares of Common Stock available for the grant of stock options and other grants of equity-based compensation under our 2006 Incentive Stock Plan.

The warrants contain standard anti-dilution provisions in the event of stock dividend, splits or other dilutive transactions. While these various securities are outstanding or otherwise available for grant, our ability to obtain future financing may be harmed. Upon exercise of these warrants, conversion of debentures or preferred stock or exercise of options or grants of other equity-based awards, substantial dilution to your ownership interests will occur as the number of shares of Common Stock outstanding increases.

We have identified material weaknesses in our internal controls over financial reporting.

In connection with our assessment of internal control over financial reporting for the year ended December 31, 2010, we identified two material weaknesses with respect to our internal control over financial reporting:  A lack of an effective control environment, i.e., insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements and business environment; and a failure to maintain effective controls over the period-end reporting process.  In response to the material weaknesses identified by the Company, management has taken certain remedial measures that we believe will correct the design and operational effectiveness of such internal controls; however, we cannot guarantee that such remedial measures will actually correct the design and operational effectiveness of such internal controls and that in the future we will not discover additional material weaknesses in internal control over financial reporting.

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

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

CYBRA also leases approximately 1,100 square feet in West Seneca (Buffalo), New York for sales and customer support. The Company is leasing this space for a period of two years, beginning June 1, 2010.  Monthly rent is $926 through May 2011 and $945 for the duration of the lease.  Electricity is billed directly from the utility company.

ITEM 3. LEGAL PROCEEDINGS

In June 2009, the Herzliya, Israel Magistrate’s Court issued a judgment in favor of Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products, in the amount of $26,944 plus interest at the rate of LIBOR plus one percent (1%), and an additional amount of 25,000 New Israel Shekels in costs. This judgment represented approximately ¼ of the amount that had been claimed by Raz-Lee.

The Company has to date paid 23,000 New Israel Shekels on account of the costs, leaving a balance of 2,000 New Israel Shekels (approximately $550). The Company has also paid the amount of $6,688 on account of the judgment, leaving a balance of approximately $21,000 (the original amount plus interest less the payment).

On February 15, 2011, Raz-Lee instituted proceedings in the Supreme Court of the State of New York, County of Westchester, Index No. 4763/11, for enforcement of the foreign judgment.  In its pleading, Raz-Lee incorrectly states the balance due. Raz-Lee also seeks costs and disbursements.

The Company has included the liability for the balance in accrued expenses.

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

2010:	High	Low
Quarter ended March 31, 2010	$0.51	$0.10
Quarter ended June 30, 2010	$0.59	$0.50
Quarter ended September 30, 2010	$0.60	$0.25
Quarter ended December 31, 2010	$0.55	$0.15
2009:	High	Low
Quarter ended March 31, 2009	$1.2500	$0.4000
Quarter ended June 30, 2009	$1.2500	$0.6000
Quarter ended September 30, 2009	$0.6000	$0.2000
Quarter ended December 31, 2009	$0.6000	$0.2500

Holders

As of March 2011, there were 99 record owners of our Common Stock.

Dividends

Holders of Common Stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities and payment of the liquidation preference to holders of our preferred stock. The Board of Directors is not obligated to declare a dividend. In addition, the terms of the Debentures and preferred stock restrict our ability to pay dividends. We have not paid any dividends and do not have any current plans to pay any dividends.

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

	Years ended
	December 31,
	2010	2009	Change $	Change %

Revenues
Products	$806,980	$651,962	$155,018	24%
Services	798,764	683,982	114,782	17%
Total Revenues	1,605,744	1,335,944	269,800	20%

Direct Costs
Equipment Purchases	$143,272	$218,258	$(74,986)	-34%
Royalties & Consulting	50,243	59,576	(9,333)	-16%

Total Direct Costs	$193,515	$277,834	$(84,319)	-30%
% of total revenues	12%	21%

Gross margin	$1,412,229	$1,058,110	$354,119	33%
% of total revenues	88%	79%

Research and development costs	$215,772	$204,509	$11,263	6%
% of total revenues	13%	15%

Sales and marketing expenses	$173,550	$165,595	$7,955	5%
% of total revenues	11%	12%

General and administrative expenses	$1,594,243	$1,309,346	$284,897	22%
% of total revenues	99%	98%

Interest expense	$173,616	$407,698	$(234,082)	-57%
% of total revenues	11%	31%

Other Income (Expenses)	$(1,747,014)	$(61,246)	$(1,685,768)	2752%
% of total revenues	-109%	-5%

Loss Before Taxes	$(2,491,966)	$(1,090,284)	$(1,401,682)	129%
% of total revenues	-155%	-82%

Revenues

Total revenues for the twelve months ended ,December 31, 2010, as compared to the same period in 2009, increased by  approximately 20%. New MarkMagic features previously released have met with positive reception from new and existing customers.  Sales for our most recent RFID product, EdgeMagic, began to pick up this year, mirroring the general trend of increased market acceptance of RFID technology. Demand for services has showed an increase for the three and six month periods as well.  We expect these trends to continue contributing to positive growth in revenues over the course of the year.

Direct Costs

The costs for equipment purchases for the twelve months ended December 31, 2010, were lower as compared to the same period in 2009, due to a sale from earlier in the year that was canceled in the third quarter, resulting in a vendor credit. The cost for equipment purchases for the twelve months ended December 31, 2010 was 34% lower as compared to 2009 due to a continuing trend of decrease in sales of lower profit hardware products.

Gross Margin

Gross Margin as a percentage of sales for the twelve months ended December 31, 2010 as compared to the same period in 2009 increased from 79% to 88%.  This was due to the improved product sales mix of increased sales of higher profit software products and decrease of lower profit hardware products.

Research and Development Costs

Research and development costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States.  Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2009, and all costs after that date have been expensed in accordance with ACS 985-20-25.  During the twelve months ended December 31, 2010 and 2009, the software development costs that were expensed were $226,605 and $204,509 , respectively.  Software development costs increased slightly in 2010 due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions and advertising and promotional expenses. The small increase in absolute dollars for the twelve months ended December 31, 2010 as compared to the same period in 2009 is due to higher commissions paid as a result of higher revenues.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses increased in absolute dollars for the twelve months ended December 31, 2010 as compared to the same period in 2009 primarily due to the resolution of the Board to issue common stock in lieu of deferred management salaries, as well as management salaries paid in full beginning mid-year.

Interest Expense

Interest expense represents interest accrued on, and amortization of deferred financing cost related to, the 8% Convertible Debentures originally due April 10, 2009 (the “Debentures’).  Amortization of these deferred finance costs ceased in April 2009 and standard interest continued to accrue on them.  On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2009 into shares of common stock. On the same date, 16 holders of Debentures having an aggregate principal amount of $1,045,000 agreed to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures, resulting in decreased interest expense for the twelve months ended December 31, 2010.

Other Income (Expenses)

Other income and expenses increased for the twelve months ended December 31, 2010 compared to the same period in 2009 due to the reversal of default interest on the Debentures.  Holders of our Debentures having an aggregate principal amount of $2,490,000 converted outstanding interest due through April 2009 into shares of common stock.  The common stock was issued at $0.50 per share compared to the fair market value on June 8, 2010 of $0.59.  As a result, the conversion generated a beneficial conversion cost.  In addition, we incurred a loss of approximately $1,900,000 due to the amendment of Debentures having an aggregate principal amount of $2,490,000.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal and state income taxes.

We recorded no income tax expense or benefit for the twelve months ended ended December 31, 2010 and 2009.  The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the twelve months ended December 31, 2010 and 2009.

	Years Ended
	2010	2009	Change $	Change %

Cash and cash equivalents	$24,335	$58,039	$(33,704)	-139%
Working capital deficit	(2,410,668)	(4,011,848)	1,601,180	-66%
Net cash used in operating activities	(64,847)	(11,162)	(53,685)	83%
Net cash used in investing activities	(16,357)	(1,390)	(14,967)	92%
Net cash provided by financing activities	47,500	-	47,500	100%

As of December 31, 2010, our principal source of liquidity was cash of $24,000. Our operations used $64,847 in cash during the twelve months ended December 31, 2010 as compared to $11,162 for the same period in 2009.

To sustain operations under our current structure, we need cash of approximately $110,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was approximately $2,245,000 at December 31, 2010. The deficit in working capital included approximately $1,420,000 in liabilities related to the Convertible Debentures, as well as $414,737 in deferred revenues that require settlement in future services rather than cash.

During the year ended December 31, 2010, the Company issued 285,000 shares of common stock for services rendered as consultants and directors for total compensation of $147,750. Pursuant to a resolution of the Board of Directors on August 3, 2010, 436,861 shares were issued to management in lieu of deferred compensation of $93,157. The shares were valued at the then market price of $.51 resulting in a gross valuation of the shares issued of $222,799 of which $129,643 was charged to operations as officer compensation.

During 2010, the Company issued 150,000 shares of Common Stock to Nathan Retek, and 125,000 shares of Common Stock to Shmilly Gruenstein, in both instances for services rendered by Messrs. Retek and Gruenstein to the Company.

As of the fourth quarter of 2010, we were operating at better than break-even on a cash flow basis. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses.  We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular.  Wal-Mart’s implementation of RFID tracking throughout its stores for selected apparel goods is a positive sign.  Apparel suppliers represent a large segment of our customer base.  Wal-Mart is often a pioneer in new technology, with other retailers following suit.  JC Penney and Dillard’s have already joined Wal-Mart in encouraging their suppliers - among them a number of CYBRA customers - to tag their apparel goods at the item level.  We therefore, expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2011.

The Company does not have the resources to repay the Debentures that remain outstanding. We are currently attempting to renegotiate the terms of the Debentures, either by extending the due date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there is no guarantee that we will be successful in negotiating an extension of the maturity date of the Debentures or an exchange of the Debentures for preferred stock with all holders of the Debentures.  If we are successful, we believe we can sustain the Company’s cash flow at break-even and will not need additional sources of financing for the short term.  If we are unsuccessful, we may not be able to continue operations as a going concern.

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

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – KBL, LLP	F-1

FINANCIAL STATEMENTS

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT	F-4

STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYBRA Corporation

We have audited the accompanying balance sheets of CYBRA Corporation ("the Company") as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $ 2,491,966 for the year ended December 31, 2010, had a working capital deficit of $2,410,668, and had a stockholders’ deficit of $2,245,100 at December 31, 2010. Additionally, the amended 8% Convertible Debentures with a balance of $1,420,000 are due on April 11, 2011 and the Company will not have sufficient cash reserves to make the payments when they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, New York
March 31, 2011

CYBRA CORPORATION

BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$24,335	$58,039
Accounts receivable, less allowance for doubtful accounts of $6,000 and $17,000, respectively	221,590	174,538

Total Current Assets	245,925	232,577

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of
$281,017 and $263,425	51,246	53,982
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of
$576,033 and $349,862	102,668	327,338
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654

TOTAL ASSETS	$411,493	$625,551

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$2,604,098
Accrued liquidated damages - registration rights agreement	-	110,000
Accounts payable and accrued expenses	329,283	472,211
Deferred officer/director compensation	131,827	90,565
Accrued interest	313,246	599,728
Loans from shareholders in contemplation of private placement of common stock	47,500	-
Deferred revenue	414,737	367,823
TOTAL CURRENT LIABILITIES	2,656,593	4,244,425

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000
shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	-
Common stock, par value $0.001 per share, 100,000,000 shares authorized;
15,519,667 and 13,766,662 shares issued and outstanding	15,519	13,767

Additional Paid - in capital	6,754,024	2,892,126

Accumulated deficit	(9,016,733)	(6,524,767)

Total Stockholders' Deficit	(2,245,100)	(3,618,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$411,493	$625,551

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENT OF OPERATIONS

	Years Ended
	December 31,
	2010	2009
REVENUES
Products	$806,980	$651,962
Services	798,764	683,982
TOTAL REVENUES	1,605,744	1,335,944

COST OF GOODS SOLD
Equipment purchases	143,272	218,258
Royalties and consulting	50,243	59,576
	193,515	277,834

GROSS PROFIT	1,412,229	1,058,110

Research and Development	215,772	204,509
Selling, General and Administrative	1,767,793	1,474,941
TOTAL OPERATING EXPENSES	1,983,565	1,679,450

LOSS FROM OPERATIONS	(571,336)	(621,340)

OTHER INCOME (EXPENSE)
Reversal (Loss) on debenture valuation adjustment	61,316	(61,316)
Reversal on liquidated damages	110,000	-
Loss on debt restructuring	(1,225,748)	-
Beneficial conversion cost resulting from stock issued in payment of accrued debenture interest at amounts less than the current
quoted market price of the shares	(88,083)	-
Loss in connection with issuance of Series A 10% Convertible Preferred
Stock valued at $1,665,788 in exchange for 8% convertible debentures with
an outstanding balance of $1,045,000 at the date of exchange	(620,788)	-
Interest expense, includes amortization of deferred finance costs of $113,010 (2009)
and $20,007 to officers related to deferred compensation (2010)	(173,616)	(407,698)
Refundable state tax credits	16,243	-
Interest income	46	70
	(1,920,630)	(468,944)

NET LOSS	$(2,491,966)	$(1,090,284)

PER SHARE DATA
Basic and diluted net loss per share	$(0.17)	$(0.08)

Basic and diluted weighted-average shares outstanding	15,080,701	13,499,937

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Series A 10% Convertible
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in-capital	Deficit	Total

Balance at January 1, 2009			13,512,143	$13,512	$2,752,621	$(5,434,483)	$(2,668,350)

Common Stock issued to consultants in lieu
of cash payments for services rendered			70,000	70	47,430		47,500

Common Stock issued in payment of accrued
interest payable on 8% convertible debentures			184,519	185	92,075		92,260

Net loss for the year			-	-	-	(1,090,284)	(1,090,284)

Balance at December 31, 2009	-	-	13,766,662	13,767	2,892,126	$(6,524,767)	$(3,618,874)

Common Stock issued to consultants in lieu
of cash payments for services rendered			285,000	285	147,465		147,750

Common Stock issued in payment of accrued
interest payable on 8% convertible debentures			981,144	980	489,592		490,572

Series A Preferred Stock issued in exchange
for 8% convertible debentures	2,090,000	2,090			1,663,698		1,665,788

Valuation adjustment on old warrants exchanged
for new warrants with extended terms and reduced
exercise price, issued in connection with the
renegotiation and exchange of debentures					1,225,748		1,225,748

Beneficial conversion cost resulting from stock issued
in payment of accrued debenture interest at amounts
less than the current quoted market price of the shares					88,083		88,083

Shares issued to officers and directors in partial
payment of previously accrued deferred compensation
of $93,157 and additional compensation of $129,643			436,861	437	222,362		222,799

Conversion of 8% Convertible Debentures into Common Stock			50,000	50	24,950		25,000

Net loss for the year						(2,491,966)	(2,491,966)

Balance at December 31, 2010	2,090,000	2,090	15,519,667	15,519	6,754,024	(9,016,733)	(2,245,100)

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,491,966)	$(1,090,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	243,763	251,972
Stock based compensation to officers	129,643	-
Stock based compensation to outside directors	7,500	10,000
Stock based compensation to consultants	140,250	37,500
Reduction in allowance for doubtful accounts	11,000	-
Common Stock issued in payment of accrued interest payable on 8% convertible debentures	490,572	-
Loss on debt restructuring-warrants valuation adjustment	1,225,748	-
Beneficial conversion cost in connection with issuance of common stock
in exchange for interest payable.	88,083	-
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 in exchange
for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange	620,788	-
Interest expense - amortization of debt discount	-	139,992
Amortization of deferred finance cost	-	113,010
Provision for settlement of litigation	-	3,000
Debenture valuation adjustment	(61,316)	61,316
Changes in operating assets and liabilities
(Decrease) in accrued liquidated damages	(110,000)	-
(Decrease) in accounts receivable	(58,052)	156,482
Increase in security deposits and other assets	-	7,057
(Decrease) increase in accounts payable and accrued expenses	(9,303)	122,688
(Decrease) increase in accrued interest	(338,471)	154,698
Deferred revenue	46,914	21,407
Net Cash Used in Operating Activities	(64,847)	(11,162)

Acquisition of property and equipment and increase in software development	(16,357)	(1,390)
Additions to software development costs		-
Net Cash Used in Investing Activities	(16,357)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders towards the planned issuance of common stock	47,500	-
Net Cash Provided by Financing Activities	47,500	-

(DECREASE) IN CASH AND CASH EQUIVALENTS	(33,704)	(12,552)

CASH AND CASH EQUIVALENTS
Beginning of period	58,039	70,591

End of period	$24,335	$58,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$714	$3,752
Interest	$1,545	$-

NON-CASH DISCLOSURES
Issuance of 978,703 shares of common stock in settlement of accrued interest payable to	$490,572	$-
holders of 8% convertible debentures
Issuance of 184,519 shares of common stock in settlement of accrued interest payable to
holders of (original) 8% convertible debentures	$-	$92,260
Conversion of 8% Convertible Debentures into 50,000 shares of common stock	$25,000	$-
286,861 shares of common stock issued to officers and directors in partial payment of previously deferred
compensation	$93,157	$-
Issuance of 2,090,000 shares of Series A Preferred Stock in exchange for 8% Convertible Debentures	$1,665,788	$-
Reversal of Mandatory Prepayment balance in connection with Debenture Amendment and Exchange Agreements	$51,989	$-

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENTATION

Organization and Description of Operations

CYBRA Corporation (the “Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher and systems integrator specializing in Automatic Identification technology solutions. The Company’s flagship product, MarkMagicTM, is a barcode, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems. EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages.  CYBRA software solutions run on all major computing platforms including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Financial Status of the Company/Going Concern

At December 31, 2010, the Company had cash of approximately $24,000, and a working capital deficit of $ 2,410,668, which includes certain current liabilities that do not require near term cash settlement. Additionally, the Company incurred a net loss of  $2,491,966 for the year ended December 31, 2010, and had a sharehholders’ deficit of  $2,245,100 at December 31, 2010. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the next quarter. These steps include increasing sales of  EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 are due on April 11, 2011.Management is planning to commence negotiations with the holders of these debentures. In the event that negotiations are not successful, the Company does not have sufficient cash to pay the balances and will be in default.

These factors raise serious doubt about the Company’s ability to continue as a going concern. Management is hopeful that they will succeed in settling with the debenture holders in a manner that will provide the Company with sufficient time to repay the debt and not have the risk of further default. No assurances can be given that management will be successful in its negotiations with the debenture holders or that the efforts to improve the sales of EdgeMagic® will result in improvements significant enough to provide sufficient cash flows and operating capital.  No adjustments have been made to the accompanying financial statements to reflect the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue in existence.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the years ended December 31, 2010 and 2009 was $ 215,772 and $204,509, respectively.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under ASC 815-40, Contracts in Entity’s Own Stock.  ASC 825-20, Accounting for Registration Payment Arrangements, establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with the standard, Reasonable Estimation of the Amount of a Loss. The Company has evaluated how these standards affected these accompanying financial statements. The adoption of the accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders’ equity (additional paid in capital). This is no longer applicable.

Derivative Financial Instruments

The Company accounts for its Warrants, which were issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Warrants on April 10, 2006, and amended on June 8, 2010 to extend their maturity to April 10,   2013, and reduce the exercise prices to amounts between $1.00 and $1.30 from $1.75 (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $12,852 and $11,504 for the years ended December 31, 2010 and 2009, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal depository insurance coverage. The Company has cash investment policies that restrict placement of these investments with financial institutions evaluated as highly creditworthy.  As of December 31, 2010, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Accounts Receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on its history of write-offs, level of past-due accounts based on the contractual terms of the receivables, and its relationships with and the economic status of its customers. Uncollectible receivables are charged off against the allowance for doubtful accounts as management determines that they are clearly uncollectible after taking all reasonable steps to collect the balances.

Trade receivables are presented net of an allowance for doubtful accounts of $ 6,000 and $17,000 as of December 31, 2010 and 2009.

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

Basic and Diluted Loss per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2010 and 2009, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

On the same date, the Company entered into Securities Exchange Agreements with 16 holders of its Debentures having an aggregate principal amount of $1,045,000 (the “Option C Holders”) to exchange their Debentures for 2,090,000 shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”).  The Securities Exchange Agreements were signed on June 8, 2010, but the transactions contemplated by those agreements were subject to (i) approval by the Company’s shareholders of an amendment to the Company’s Certificate of Incorporation to authorize it to issue up to 10 million shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Company’s Board of Directors (the “Amendment”), and (ii) subsequent authorization of the Series A Preferred Stock by the Company’s Board of Directors.

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

The Debenture balances at December 31, 2010 and 2009 were $1,420,000 and $2,604,098, respectively.

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

In October 2010 one holder converted $10,000 of the principal amount of Amended Debentures into 20,000 shares of Common Stock.  Outstanding interest on the converted principal was paid in 2,442 shares of common stock.

The Company recorded a loss of $620,788 in the year ended December 31, 2010 in connection with the exchange of certain Debentures for Series A 10% Convertible Preferred Stock.

At December 31, 2010, there were Warrants to purchase 7,953,200 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures.

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

Effects of the default prior to the amendment:

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date becomes, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount”, as more fully explained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company recorded charges related to the Mandatory Prepayment Amount of $61,316 and $4,931, respectively.  These charges were reversed during the quarter ended June 30, 2010 and September 30, 2010 as the relevant Debentures were modified or exchanged for Series A Preferred Stock.

4. STOCK BASED COMPENSATION

During the year ended December 31, 2010, the Company issued 285,000 shares of common stock to for services rendered as consultants and directors for total compensation of $147,750.

Pursuant to a resolution of the Board of Directors on August 3, 2010, 436,861 shares were issued to management in lieu of deferred compensation of $93,157. The shares were valued at the then market price of $.51 resulting in a gross valuation of the shares issued of $222,799 of which $129,643 was charged to operations as officer compensation.

During the year ended December 31, 2009, the Company issued 70,000 shares of Common Stock for services rendered as follows: 10,000 shares to directors valued at $.75 per share ($7,500); 10,000 shares to directors valued at $.25 per share ($2,500) and; 50,000 to investor relations firms, valued at $0.75 per share ($37,500). Total share based compensation for 2009 was $47,500.

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

Total stock options outstanding at December 31, 2010 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2009	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2009	100,000
Options exercisable at December 31, 2009	100,000

Options outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2010	100,000
Options exercisable at December 31, 2010	100,000

The 100,000 options outstanding at December 31, 2010 were issued in December 2007, have a remaining outstanding life of 1 year and have an exercise price of $0.75 per share.

Following is a summary of the warrant activity:

			Weighted Avg Remaining
Class A and B Warrants	Number of Shares	Avergage Exercise Price per Share	Contractual Term In Years
Outstanding at December 31, 2009 – Class A	3,523,668	1.42	3.00
Outstanding at December 31, 2009 – Class B	7,047,335	1.42	3.00
Total Outstanding Warrants – December 31, 2009	10,571,003	1.42	3.00
Exercisable at December 31, 2009	10,571,003	1.42	3.00
Exchange of Class B warrants	(2,910,000)
Granted-Class B-6/16/10	3,363,200	1.23	2.25
Exchange of Class B warrants	(2,090,000)
Granted-Class B-8/3/10	2,466,200	1.00	2.75
Exercised	-
Forfeited	-
Outstanding at December 31, 2010 – Class A	3,523,669	0.75	1.20
Outstanding at December 31, 2010 – Class B	7,876,735	1.29	2.46
Total Outstanding Warrants – December 31, 2010	11,400,404	1.13	2.07
Exercisable at December 31, 2010	11,400,404	1.13	2.07

5. PROPERTY AND EQUIPMENT

At December 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	December 31,	December 31,	Estimated Useful Life in
	2010	2009	Years
Furniture and office equipment	$198,787	$186,869	5
Computer software	112,182	109,244	3
Leasehold Improvements	21,294	21,294	Life of Lease
	332,263	317,407

Less: Accumulated Depreciation	281,017	263,425

	$51,246	$53,982

Depreciation and amortization of property and equipment amounted to $17,592 and $26,239 for the years ended December 31, 2010 and 2009, respectively.

	December 31,	December 31,	Estimated Useful Life in
	2010	2009	Years
Software Development Costs	$678,700	$677,200	3
Less: Accumulated Amortization	576,032	349,862

	$102,668	$327,338

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $226,171 $225,733 for the years ended December 31, 2010 and 2009, respectively and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Current assets and liabilities:
Accounts receivable	$(92,000)	$(71,000)
Accounts payable and accrued expenses	57,000	86,000
Deferred revenues	168,000	149,000
	133,000	164,000
Valuation allowance	(133,000)	(164,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$2,487,000	$2,370,000
Depreciation	(18,000)	(68,000)
	2, 469,000	2,302,000
Valuation allowance	(2,469,000)	(2,302,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $ 136,000 for the year ended December 31, 2010.

The Company has net operating losses amounting to approximately $ 6,140,000 that expire in various periods from 2024 through 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The tax years ended December 31, 2008 through 2010 are periods open for examination and federal and state taxing authorities.

The statutory Federal income tax rate and the effective rate are reconciled as follows:

	Year Ended December 31,
	2010	2009

Statutory Federal income tax rate	34%	34%

State taxes, net of Federal tax benefit	5%	5%

Valuation allowance	-39%	-39%

	0%	0%

7. PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Board of Directors. There are 2,090,000 shares of Series A 10% Convertible Preferred shares currently outstanding which are convertible into 2,090,000 shares of common stock, all issued in connection with the renegotiation and exchange of debentures as described in Note 3.

8. COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

a. Operating lease
The Company occupies office space in Yonkers, New York under a lease agreement that was amended effective December 30, 2009 and expires on January 31, 2014.

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2011	$71,250
2012	83,785
2013	83,308
2014	6,313
2015	-0-
$244,656

Rent expense amounted to $69,820 and $85,755 for the years ended December 31, 2010 and 2009, respectively. This includes additional expense for storage.

b. Line of Credit
The Company has an $115,000 credit line available through its bank. No money was drawn from this line of credit in 2009. In 2010 $52,000 was drawn and repaid before year end. In the event of borrowing, the repayment period is 36 months. The line of credit is personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

In June, 2009, the Herzliya, Israel Magistrate’s Court issued a judgment in favor of Raz-Lee Security Ltd. (“Raz-Lee”), a former distributor of the Company's products in the amount of US$ 26,944 plus interest at the rate of LIBOR plus 1%, and an additional amount of 25,000 New Israel Shekels in costs. This judgment represented approximately ¼ of the amount that had been claimed by Raz-Lee.

The Company has to date paid 23,000 New Israel Shekels on account of the costs, leaving a balance of 2,000 New Israel Shekels (app. US$ 550). The Company has also paid the amount of US$ 6,688 on account of the judgment, leaving a balance of approximately US$ 21,000 (the original amount plus interest less the payment).

On February 15, 2011, Raz-Lee instituted proceedings in the Supreme Court of the State of New York, County of Westchester, Index No. 4763/11, for enforcement of the foreign judgment. In its pleading, Raz-Lee incorrectly states the balance due. Raz-Lee also seeks costs and disbursements.

The Company has included the liability for the balance in accrued expenses.

d. Joint Venture
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

e. Loans from shareholders
During the year ended December 31, 2010, the Company received $35,000 from its Chief Executive Officer and $12,500 from another stockholder (totaling $47,500) as advance payment toward the planned issuance of common stock and other securities in a planned private placement. The Company is currently legally obligated to return the funds received on demand of the investors if the contemplated private placement is not completed.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either period ended December 31, 2010 or 2009.

10. RELATED PARTY TRANSACTIONS
a. Executive Employment Contract

Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with a base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). The compensation Mr. Brand earned was $11,349 and $5,326 for 2010 and 2009. Mr. Brand is also entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car. Unpaid incentive compensation is included in accrued expenses on the balance sheet.

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. As of the third quarter of 2010, the total deferred compensation totaled $286,861. In August 2010, the Board resolved to issue 436,861 shares of Common Stock in partial payment of deferred compensation of $93,157. As of the most recent trading date before the resolution of the Board, the market value per share was $.51 resulting in an aggregate value of $222,799 for the 436,861 shares issued. The difference between the amount attributed to the deferred compensation of $93,157 and the value of the shares issued was $129,642 and was charged to operations for the year ended December 31, 2010.

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. As of the third quarter of 2010, the total deferred compensation totaled $286,861. In December 2010, the Board  voted to compensate the officers for some of the deferred compensation in common stock. The total amount of deferred salaries paid in common stock was $$73,150. The total shares issued were $436,861 at $.51 a share for a total value of $222,799.

Profit Horizon, Inc.
Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the years ended December 31, 2010 and 2009, the Company incurred approximately $34,000 and $30,000 respectively in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	December 31, 2010	December 31, 2009
8% Convertible Debentures	$1,420,000	$2,604,098

12. LOSS PER SHARE

Loss per share for the period ended December 31, 2010 and 2009 does not include the effects of 11,400,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees, directors and consultants, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENTS

The Company evaluated events occurring between the end of the fourth quarter, December 31, 2010, and March 31, 2011 when the financial statements were issued.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.  As a result of that evaluation, management identified the following control deficiencies as of December 31, 2010 that constituted material weaknesses:

• Control environment — We did not maintain an effective control environment.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements and business environment.

• Period-end financial reporting process — We did not maintain effective controls over the period-end reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations.
Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. We are planning to implement changes in the second quarter of 2011 to remedy these weaknesses, including engaging the services of a financial reporting consultant to regularly monitor accounting operations.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to newly-enacted permanent rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors

Name	Age	Present Position and Offices	Term of Office

Harold Brand	60	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	Since 1985

Sheldon Reich	53	Vice President Solutions and Director	Since 1990

Robert J. Roskow	67	Executive Vice President and Director	Since 1995

Jonathan Rubin	40	Director	Since 2007

Matt Rothman	32	Director	Since 2007

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

Jonathan Rubin is an experienced small businessman, having run his own businesses for the past ten years. Mr. Rubin is a partner in the Imperial Real Estate Agency, which is one of the most prominent firms in Lakewood, New Jersey. He is a seasoned real estate professional, with extensive experience in numerous areas of the real estate field, including management, brokerage, title and finance. Mr. Rubin is active in the Lakewood, community, where he manages a free loan society, and sits on the Township Rent Control Board, the Board of Congregation Ohr Meir and other community organizations.  We have determined that Mr. Rubin’s experience as an owner of small businesses makes him well suited to serve as a director of CYBRA.

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

Officers

In addition to Harold Brand, Sheldon Reich and Robert J. Roskow, the following person also serves as an officer of the Company:

Name	Age	Present Position and Offices	Term of Office

Charles M. Roskow	39	Vice President of Operations	Since 2006

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

Based on our records and other information available to us, we believe that, in 2010, all Section 16(a) filing requirements were satisfied.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by Mr. Harold Brand who is serving as the Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), Sheldon Reich, the Vice President of Marketing, and Chuck Roskow, Vice President of Operations, for the last two completed fiscal years. The Company had no other executive officers whose aggregate compensation was in excess of $100,000 during the aforementioned fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Compensation	Total
Harold Brand, Chariman, Chief Executive Officer	2010	$180,000	$58,094	$238,094	1
and Interim Chief Financial Officer	2009	$180,000	$5,326	$185,326	2
Sheldon Reich, Vice President	2010	$103,740	31,283	$135,023	3
of Marketing	2009	$103,740	$3,751	$107,491	4
Chuck Roskow, Vice President of Operations	2010	$78,520	$21,729	$100,249	5
	2009	$78,520	$1,165	$79,685	6

1
This amount includes $18,692 of salary and $11,349 of commissions that were voluntarily deferred by Mr. Brand as well as additional compensation of $46,745 paid in the form of restricted common stock. Does not include $36,692 representing the value of common stock in partial payment of previously accrued deferred salaries.

2	This amount includes $45,000 of salary and $5,326 of commissions that were voluntarily deferred by Mr. Brand.
3
This amount includes $10,773 of salary and $5,217 of commissions that were voluntarily deferred by Mr. Reich as well as additional compensation of $26,066 paid in the form of restricted common stock. Does not include $18,838 representing the value of common stock in partial payment of previously accrued deferred salaries.

4	This amount includes $25,935 of salary and $3,751 of commissions that were voluntarily deferred by Mr. Reich.
5
This amount includes $8,154 of salary and $2,937 of commissions that were voluntarily deferred by Mr. Roskow as well as additional compensation of $18,792 paid in the form of restricted common stock.  Does not include $13,595 representing the value of common stock in partial payment of previously accrued deferred salaries.

6	This amount includes $19,630 of salary and $1,165 of commissions that were voluntarily deferred by Mr. Roskow.

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

Director Compensation

Inside directors are not compensated in their roles as directors. They are reimbursed, however, for reasonable expenses incurred on behalf of the Company. Outside Director compensation is $7,500 per year, plus expenses, for up to four regular meetings per year and an unspecified number of special meetings. For any additional in person meetings, compensation is $750 per meeting.  In 2010, Messrs. Rubin and Rothman each received 10,000 shares of common stock and $3,750 in cash for services rendered as a director in 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 17, 2011: (i) each person who is known by CYBRA to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of CYBRA; and (iii) all executive officers and directors of CYBRA as a group. The address of each director and Named Executive Officer listed in the table below is c/o CYBRA Corporation, One Executive Boulevard, Yonkers, NY 10701.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned(1)

Directors and Officers

Harold Brand	7,596,460		48.9%

Robert Roskow	662,968		4.3%

Sheldon Reich	1,031,560	(2)	6.6%

Charles Roskow	339,653		2.2%

Matt Rothman	20,500		*

Jonathan Rubin	20,000		*

All Officers and Directors as a Group (6 persons)	9,671,141	(3)	62.3%

Beneficial Owners of More Than 5%

Sam Rothman c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,600,833	(4)	10.3%

Sholom Chaim Babad c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,080,000	(5)	6.9%

*	Less than 1%.
(1)	Based upon 15,519,667 shares issued and outstanding as at March 30, 2011.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In 2006, the Company sought to raise capital through a private placement of 8% Convertible Debentures. Two shareholders of the Company, Sholom Chaim Babad and Sam Rothman, acted as finders in the private placement and were paid a 10% fee, which they converted into Debentures and Warrants. They will also be entitled to receive as additional fees equal to 5% of any cash received by the Company upon the exercise of Warrants. In addition, Messrs. Babad and Rothman loaned $151,000 to the Company in 2005, and an additional $19,000 in the first quarter of 2006, the proceeds of which were used to redeem Preferred Stock owned by a third party. This loan, together with interest, was repaid out of the proceeds of the private placement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of KBL, LLP (“KBL”), our independent registered public accounting firm, has audited our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009.  The aggregate fees we paid to KBL for the years ended December 31, 2010 and December 31, 2009 were as follows:

KBL, LLP	2010	2009
Audit Fees	$30,000	$33,208
Audit-Related Fees	-0-	-0-
Total Audit and Audit-Related Fees	$30,000	$33,208
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

Date: March 31, 2011

By:	/s/ Harold Brand
HAROLD BRAND
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Harold Brand	Chairman of the Board,	March 31, 2011
HAROLD BRAND	Chief Executive Officer (Principal Executive Officer), and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sheldon Reich	Director	March 31, 2011
SHELDON REICH

/s/ Robert J. Roskow	Director	March 31, 2011
ROBERT J. ROSKOW

/s/ Jonathan Rubin	Director	March 31, 2011
JONATHAN RUBIN

/s/ Matt Rothman	Director	March 31, 2011
MATT ROTHMAN

INDEX TO EXHIBITS

	3.1	Certificate of Incorporation+
	3.2	Certificate of Designation of Series A Preferred Stock6
	3.3	Bylaws1
	4.1	Form of Securities Purchase Agreement dated as of April 10, 20061
	4.2	Form of Common Class A and B Stock Purchase Warrant dated as of April 10, 20061
	4.3	Form of 8% Convertible Debenture issued on April 10, 20061
	4.4	Form of Registration Rights Agreement dated as of April 10, 20061
	4.5	Form of Common Class A Stock Purchase Warrant issued in connection with private placement4
	4.6	Form of Common Class B Stock Purchase Warrant issued in connection with private placement4
	4.7	Form of Amended and Restated 8% Convertible Debenture due April 10, 20115
	4.8	Form of Class B Stock Purchase Warrant, dated as of April 10, 20065
	4.9	Form of Class B Stock Purchase Warrant, dated as of April 10, 20065
	4.10	Form of Class B Stock Purchase Warrant, dated as of April 10, 20065
	4.11	Form of Debenture Amendment and Exchange Agreement, dated as of April 10, 20095
	4.12	Form of Debenture Amendment and Exchange Agreement, dated as of April 10, 20095
	4.13	Form of Securities Exchange Agreement, dated as of April 10, 20095
	4.14	Form of Waiver and Confirmation by the Option C Holders5
	10.1	2006 Incentive Stock Plan1†
	10.2	Employment Agreement between Harold Brand and CYBRA dated as of April 30, 20061
	10.3	Form of Domestic Reseller Agreement2
	10.4	Form of International Reseller Agreement2
	10.5	Form of Premier Reseller Software Licensing Agreement between CYBRA Corporation and Solzon Corporation dated as of August 27, 20073
	10.6	Form of Technology License Agreement dated as of August 27, 20073
	10.7	Form of Contractor Agreement for System Integration and Consulting Services dated as of August 27, 20073
	31.1	Section 302 Sarbanes-Oxley Certification – CEO+
	31.2	Section 302 Sarbanes-Oxley Certification – CFO+
	32.1	Section 906 Sarbanes-Oxley Certification – CEO+
	32.2	Section 906 Sarbanes-Oxley Certification – CFO+

†	Compensatory Plan or Arrangement

1	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on June 16, 2006, File No. 333-135068.

2	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on April 2, 2007.

3	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2007.

4	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 2, 2009.

5	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2010.

6	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.

+
Filed herewith.
With respect to the Certificate of Incorporation filed as Exhibit 3.1, the Registrant hereby files a “composite” Restated Certificate of Incorporation in accordance with Item 601 of Regulation S-K promulgated by the Commission.