Form 10-Q
period 2011-03-31
CYBRA CORP
filed 2011-05-16
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 13, 2011, the registrant had 15,519,667 shares of Common Stock outstanding.

CYBRA Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

	March 31,	December 31,
	2011	2010
	unaudited
ASSETS
CURRENT ASSETS
Cash	$44,978	$24,335
Accounts receivable, less allowance for doubtful accounts of $6,000	225,158	221,590

Total Current Assets	270,136	245,925

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $ 283,696 and $281,017	55,943	51,246
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $632,591 and $576,032	46,109	102,668
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654

TOTAL ASSETS	$383,842	$411,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accounts payable and accrued expenses	332,890	329,283
Deferred officer/director compensation	131,827	131,827
Accrued interest	341,257	313,246
Loans from shareholders in contemplation of private placement of common stock	47,500	47,500
Deferred revenue	426,137	414,737
TOTAL CURRENT LIABILITIES	2,699,611	2,656,593

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 15,519,667 shares issued and outstanding	15,519	15,519

Additional Paid - in capital	6,754,024	6,754,024

Accumulated deficit	(9,087,402)	(9,016,733)

Total Stockholders' Deficit	(2,315,769)	(2,245,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$383,842	$411,493

	Three Months Ended
	March 31,
	2011	2010
REVENUES
Products	$330,623	$203,568
Services	208,220	169,232
TOTAL REVENUES	538,843	372,800

COST OF GOODS SOLD
Equipment purchases	129,831	51,796
Royalties and consulting	27,623	13,619
	157,454	65,415

GROSS PROFIT	381,389	307,385

Research and Development	61,543	46,435
Selling, General and Administrative	362,341	341,365
TOTAL OPERATING EXPENSES	423,884	387,800

LOSS FROM OPERATIONS	(42,495)	(80,415)

OTHER INCOME (EXPENSE)
Loss on debenture valuation adjustment	-	(4,931)
Interest expense	(28,178)	(52,586)
Interest income	4	7
	(28,174)	(57,510)

NET LOSS	$(70,669)	$(137,925)

PER SHARE DATA
Basic and diluted net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted-average shares outstanding	15,519,667	13,766,662

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,669)	$(137,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	59,237	61,828
Loss on debenture valuation adjustment	-	4,932
Changes in operating assets and liabilities
(Increase) in accounts receivable	(3,568)	(55,735)
Increase in accounts payable and accrued expenses	3,607	4,754
Increase in accrued interest	28,011	52,586
Increase in deferred revenue	11,400	26,218
Net Cash Provided by (Used in) Operating Activities	28,018	(43,342)

Acquisition of property and equipment	(7,375)	(2,939)
Net Cash Used in Investing Activities	(7,375)	(2,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders towards the planned issuance of common stock	-	47,500
Net Cash Provided by Financing Activities	-	47,500

INCREASE IN CASH AND CASH EQUIVALENTS	20,643	1,219

CASH AND CASH EQUIVALENTS
Beginning of period	24,335	58,039

End of period	$44,978	$59,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$357	$-
Interest	$-	$-

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Financial Status of the Company/Going Concern

At March 31, 2011, the Company had cash of approximately $45,000, and a working capital deficit of $2,429,475. Additionally, the Company incurred a net loss of $70,669 for the three months ended March 31, 2011, and had a stockholders’ deficit of $2,315,769 at March 31, 2011. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the next quarter. These steps include increasing sales of  EdgeMagic®, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 were due on April 11, 2011 and, as of the date of this report, the Company is in default on this obligation. Management has commenced negotiations with the holders of these debentures. The effects of unsuccessful negotiations or the impact on the Company’s financial position and results of operations have not been determined.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the three months ended March 31, 2011 and 2010 was $ 61,543 and $46,435, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended March 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $1,020 and $1,017 for the three months ended March 31, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal depository insurance coverage. The Company has cash investment policies that restrict placement of these investments with financial institutions evaluated as highly creditworthy.  As of March 31, 2011, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Trade receivables are presented net of an allowance for doubtful accounts of $ 6,000 as of March 31, 2011 and December 31, 2010.

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

Basic and Diluted Loss per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2011 and 2010, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

On August 3, 2010, the Company held a special meeting of shareholders in which its shareholders approved the Amendment.  On the same day, the Company filed a Certificate of Designation setting forth the terms of the Series A Preferred Stock with the New York Secretary of State.  The Company subsequently issued to the Option C Holders (a) 2,090,000 shares of Series A Preferred Stock in exchange for the Debentures, and (b) 487,704 shares of its Common Stock in payment of accrued and unpaid interest due under the Debentures through April 10, 2009.  The Common Stock was issued at $0.50 per share compared to the fair market value on June 8, 2010 of $0.59 per share.  As a result, the conversion generated a beneficial conversion cost.  The Option C Holders also received new Class B Warrants to purchase an aggregate of 2,466,200 shares of the Company’s Common Stock at an exercise price of $1.00 per share, in exchange for their outstanding Class B Warrants.  The new Class B Warrants vest immediately and expire on April 10, 2013.

The Debenture balances were $1,420,000 as of March 31, 2011 and December 31, 2010.

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

At March 31, 2011, there were Warrants to purchase 7,953,200 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures.

The new Class B Warrants issued to the Option A Holders and the Option B Holders were determined to have a value of $1,956,000, as compared to the outstanding Class B Warrants, which were valued at $1,261,000.  The new Class B warrants issued to the Option C Holders were determined to have a value of $1,436,000, as compared to the outstanding Class B warrants, which were valued at $906,000.  As a result, the Company incurred a debt extinguishment charge in accordance with ASC 470-50, Debt Modification and Extinguishments, and recorded a loss on debt restructuring of $1,225,748 for the nine months ended September 30, 2010.

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

The Warrants were classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value.  In accordance with the Company’s adoption of ASC 815-40, Contracts in Entity’s Own Stock, and ASC 825-20, Accounting for Registration Payment Arrangements, the classification of the warrant liability was changed to stockholders’ equity (additional paid in capital) as of January 1, 2007. The amended warrants do have registration rights.

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

Effects of the default prior to the Amendment:

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date becomes, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount”, as more fully explained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.

During the three months ended March 31, 2010, the Company recorded charges related to the Mandatory Prepayment Amount of $4,931.  These charges were reversed during the quarter ended June 30, 2010 and September 30, 2010 as the relevant Debentures were modified or exchanged for Series A Preferred Stock.

Subsequent default:
See Note 13 – Subsequent Events, for discussion of the subsequent payment default on April 10, 2011.

4. STOCK BASED COMPENSATION

During the three months ended March 31, 2011 and 2010, the Company issued no shares of common stock in lieu of cash compensation.

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

Total stock options outstanding at March 31, 2011 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2010	100,000
Options exercisable at December 31, 2010	100,000

Options outstanding at January 1, 2011	100,000
Granted	0
Exercised	0
Outstanding at March 31, 2011	100,000
Options exercisable at March 31, 2011	100,000

The 100,000 options outstanding at March 31, 2011 were issued in December 2007, have a remaining outstanding life of 1 year and have an exercise price of $0.75 per share.

5. PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	March 31,	December 31,	Estimated Useful Life in
	2011	2010	Years
Furniture and office equipment	$206,163	$198,787	5
Computer software	112,182	112,182	3
Leasehold Improvements	21,294	21,294	Life of Lease
	339,639	332,263

Less: Accumulated Depreciation	283,696	281,017

	$55,943	$51,246

Depreciation and amortization of property and equipment amounted to $2,679 and $5,393 for the three months ended March 31, 2011 and 2010, respectively.

	March 31,	December 31,	Estimated Useful Life in
	2011	2010	Years
Software Development Costs	$678,700	$678,700	3
Less: Accumulated Amortization	632,591	576,032

	$46,109	$102,668

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $56,558 and $56,435 for the three months ended March 31, 2011 and 2010, respectively and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Current assets and liabilities:
Accounts receivable	$(91,000)	$(92,000)
Accounts payable and accrued expenses	36,000	57,000
Deferred revenues	173,000	168,000
	118,000	133,000
Valuation allowance	(118,000)	(133,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities:
Net operating loss carryforwards	$(2,516,000)	$2,487,000
Depreciation	—	(18,000)
	2, 516,000	2,469,000
Valuation allowance	(2,516,000)	(2,469,000)
Net deferred tax asset	—	—

The valuation allowance for the deferred tax asset increased by $ 32,000 for the three months ended March 31, 2011.

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

The tax years ended December 31, 2007 through 2010 are open for examination by federal and state taxing authorities.

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

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2011	$83,300
2012	77,640
2013	63,125
2014	-0-
2015	-0-
$224,065

Rent expense amounted to $24,846 and $16,368 for the three months ended March 31, 2011 and 2010, respectively. This includes additional expense for storage.

b. Line of Credit
The Company has an $115,000 credit line available through its bank. $88,000 was borrowed and repaid in the three months ended March 31, 2011. In the event of borrowing, the repayment period is 36 months. The line of credit is personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

On February 15, 2011, Raz-Lee instituted proceedings in the Supreme Court of the State of New York, County of Westchester, Index No. 4763/11, for enforcement of the foreign judgment.  In May 2011, the Company entered into a settlement agreement with Raz-Lee.

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

e. Loans from shareholders
During the three months ended March 31, 2010, the Company received $35,000 from its Chief Executive Officer and $12,500 from another stockholder (totaling $47,500) as advance payment toward the planned issuance of common stock and other securities in a planned private placement. The Company is currently legally obligated to return the funds received on demand of the investors if the contemplated private placement is not completed.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either period ended March 31, 2011 or 2010.

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

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions.  As of March 31, 2011 and December 31, 2010, the balance of deferred compensation was $131,827.

b. Profit Horizon, Inc.

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the three months ended March 31, 2011 and 2010, the Company incurred approximately $7,500 and $7,500 respectively in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	March 31, 2011	December 31, 2010
8% Convertible Debentures	$1,420,000	$1,420,000

12. LOSS PER SHARE

Loss per share for the three months ended March 31, 2011 and 2010 does not include the effects of 11,400,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees, directors and consultants, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENTS

The Company evaluated events occurring between the end of the first quarter ended March 31, 2011 and May 16, 2011 when the financial statements were issued.

Payment Default on Amended and Restated 8% Convertible Debentures:

On April 10, 2011, the Company did not pay amounts owed under the outstanding Amended and Restated 8% Convertible Debentures (the “Debentures”), in the aggregate principal amount of $1,420,000, which became due on that date. The Debentures were issued on June 8, 2010, pursuant to a Debenture Amendment and Exchange Agreement, also dated June 8, 2010 (the “Exchange Agreement”).

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debentures, together with interest and other amounts owing in respect thereof to the maturity date, will become, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount.”

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

The Company has commenced settlement negotiations with several of the debenture holders. There can be no assurances that an agreement will be reached. In the event a settlement cannot be reached, the Company will be required to record a charge to operations of approximately $300,000 for the excess of the mandatory prepayment amount over the principal balance.

Settlement of Litigation:

In May 2011, the Company entered into a settlement agreement with Raz-Lee.

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

Comparison of the three months ended March 31, 2011 and 2010:

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31,
	2011	2010	Change $	Change %

Revenues
Products	$330,623	$203,568	$127,055	62%
Services	208,220	169,232	38,988	23%
Total Revenues	538,843	372,800	166,043	45%

Direct Costs
Equipment Purchases	$129,831	$51,796	$78,035	151%
Royalties & Consulting	27,623	13,619	14,004	103%

Total Direct Costs	$157,454	$65,415	$92,039	141%
% of total revenues	29%	18%

Gross margin	$381,389	$307,385	$74,004	24%
% of total revenues	71%	82%

Research and development costs	$61,543	$46,435	$15,108	33%
% of total revenues	11%	12%

Sales and marketing expenses	$39,418	$23,143	$16,275	70%
% of total revenues	7%	6%

General and administrative expenses	$322,923	$318,222	$4,701	1%
% of total revenues	60%	85%

Interest expense	$28,178	$52,586	$(24,408)	-46%
% of total revenues	5%	14%

Other Income (Expenses)	$4	$(4,924)	$4,928	-100%
% of total revenues	0%	-1%

Loss Before Taxes	$(70,669)	$(137,925)	$67,256	-49%
% of total revenues	-13%	-37%

Revenues

Revenues were $538,843 and $372,800 for the three months ended March 31, 2011 and 2010, respectively. This is an increase of approximately 45%.  New MarkMagic features previously released have met with positive reception from new and existing customers.  Sales for our most recent RFID product, EdgeMagic, began to pick up this year, mirroring the general trend of increased market acceptance of RFID technology. Demand for services has showed an increase as well.  We expect these trends to continue contributing to positive growth in revenues over the course of the year.

Direct Costs

The costs for equipment that was resold to customers increased by 151% for the three months ended March 31, 2011 as compared to March 31, 2010 due to increased sales of hardware products.

Gross Margin

Gross Margin as a percentage of sales for the three months ended March 31, 2011 as compared to the same period in 2010 increased 24%.  This was due to the improved product sales mix of increased sales of higher profit software.

Research and Development Costs

Research and development costs increased 33% for the three months ended March 31, 2011 as compared to March 31, 2010. These costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades, and to enhance our current products and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States.  Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2010, and all costs after that date have been expensed in accordance with ACS 985-20-25.  During the three months ended March 31, 2011 and 2010, the software development costs that were expensed were $61,543 and $46,435, respectively.  Software development costs increased slightly in 2011 due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of commissions, trade shows, advertising and promotional expenses. The 70% increase in absolute dollars for the three months ended March 31, 2011 as compared to the same period in 2010 is due to higher commissions paid as a result of higher revenues and participation in trade show events.

General and Administrative Expense

General and administrative expenses consist primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses increased slightly for the three months ended March 31, 2011 as compared to the same period in 2010.

Interest Expense

Interest expense for the three months ended March 31, 2011 as compared to the same period in 2010 decreased by 46% from $52,586 for the three months ended March 31, 2010 to $28,178 for the three months ended March 31, 2011. Interest expense in 2010 represented interest accrued on, and amortization of deferred financing cost related to, the 8% Convertible Debentures originally due April 10, 2010 (the “Debentures’).  Amortization of these deferred finance costs ceased in April 2010 and standard interest continued to accrue on them.  On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2010 into shares of common stock. On the same date, 16 holders of Debentures having an aggregate principal amount of $1,045,000 agreed to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures. This reduction in principal on which interest was calculated resulted in decreased interest expense for the three months ended March 31, 2011.

Other Income (Expenses)

Other income and expenses decreased for the three months ended March 31, 2011 due to a loss on the 8% debenture default recorded in the three months ended March 31, 2010.

Provision for Income Taxes

The provision for income taxes consists of provisions for state franchise taxes.

We recorded no income tax expense or benefit for the three months ended March 31, 2011 and 2010.  The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31,
	2011	2010	Change $	Change %

Cash and cash equivalents	44,978	59,258	(14,280)	-32%
Working capital deficit	(2,429,475)	(4,090,884)	1,661,409	-68%
Net cash provided by (used in) operating activities	28,018	(43,342)	71,360	255%
Net cash used in investing activities	(7,375)	(2,939)	(4,436)	60%
Net cash provided by financing activities	-	47,500	(47,500)	-100%

As of March 31, 2011, our principal source of liquidity was cash of approximately $45,000. Our operations provided $28,018 in cash during the three months ended March 31, 2011 as compared to operations using $43,342 for the same period in 2010.

To sustain operations under our current structure, we need cash of approximately $110,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was approximately $2,429,000 at March 31, 2011. The deficit in working capital included approximately $1,420,000 in liabilities related to the Convertible Debentures. It also included approximately $426,000 in deferred revenues that require settlement in future services rather than cash.

During the three months ended March 31, 2011 and 2010, the Company issued no shares of common stock.

As of the first quarter of 2011, we generated positive cash flow of $20,643. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses.  We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular.  Wal-Mart’s implementation of RFID tracking throughout its stores for selected apparel goods is a positive sign.  Apparel suppliers represent a large segment of our customer base.  Wal-Mart is often a pioneer in new technology, with other retailers following suit.  JC Penney and Dillard’s have already joined Wal-Mart in encouraging their suppliers - among them a number of CYBRA customers - to tag their apparel goods at the item level.  We therefore, expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2011.

Non-Cash Expense Items

During the three months ended March 31, 2011, there were transactions and events resulting in non-cash expenses that affected our net income.

The following table summarizes the non-cash expense items, total amount and percentage of our net loss for the three months ended March 31, 2011 and 2010:

	2011	2010

Cash and non cash items in net loss
Cash	$16,746	$(18,580)
Non cash	(87,415)	(119,345)
Net loss	(70,669)	(137,925)

Summary of non cash items
Loss on debenture valuation adjustment	-	(4,931)
Interest Expense	(28,178)	(52,586)
Depreciation	(59,237)	(61,828)
Total Non-Cash Items	$(87,415)	$(119,345)

Percentage of Net Loss	124%	87%

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

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 were due on April 11, 2011 and, as of the date of this report, the Company is in payment default on this obligation. Management has commenced negotiations with the holders of these debentures. The effects of unsuccessful negotiations or the impact on the Company’s financial position and results of operations have not been determined.

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

Date:     May 16, 2011
CYBRA CORPORATION

By:	/s/ Harold Brand
	Name:	Harold Brand
	Title:	Chief Executive Officer and
Interim Chief Financial Officer