Form 10-Q
period 2011-06-30
CYBRA CORP
filed 2011-08-15
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

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
[X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ]Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of August 15, 2011, the registrant had 15,519,667 shares of Common Stock outstanding.

CYBRA Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	unaudited
ASSETS

CURRENT ASSETS
Cash	$37,591	$24,335
Accounts receivable, less allowance for doubtful accounts of $6,000	295,438	221,590

Total Current Assets	333,029	245,925

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $ 286,238 and $281,017	59,324	51,246
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $674,901 and $576,032	3,799	102,668
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654

TOTAL ASSETS	$407,806	$411,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accrued interest	369,579	313,246
Accounts payable and accrued expenses	374,965	329,283
Deferred officer/director compensation	116,827	131,827
Loans from shareholders in contemplation of private placement of common stock	47,500	47,500
Note payable under financial institution line of credit	40,000	-
Deferred revenue	424,545	414,737
TOTAL CURRENT LIABILITIES	2,793,416	2,656,593

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 15,519,667 shares issued and outstanding	15,519	15,519

Additional Paid - in capital	6,754,024	6,754,024

Accumulated deficit	(9,157,243)	(9,016,733)

Total Stockholders' Deficit	(2,385,610)	(2,245,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$407,806	$411,493

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES
Products	$222,525	$246,675	$553,148	$450,244
Services	257,195	240,903	465,415	410,134
TOTAL REVENUES	479,720	487,578	1,018,563	860,378

Cost of Goods Sold	95,947	12,517	225,778	64,313
Consulting	19,234	7,500	46,858	21,119
	115,181	20,017	272,636	85,432

GROSS PROFIT	364,539	467,561	745,927	774,946

Research and Development	55,543	59,295	117,086	105,730
Selling, General and Administrative	350,358	380,414	712,701	721,779
TOTAL OPERATING EXPENSES	405,901	439,709	829,787	827,509

(LOSS) INCOME FROM OPERATIONS	(41,362)	27,852	(83,860)	(52,563)

OTHER INCOME (EXPENSE)
Reversal (Loss) on debenture valuation adjustment	-	66,247	-	61,316
Reversal on liquidated damages	-	63,835	-	63,835
Loss on debt restructuring	-	(695,094)	-	(695,094)
Beneficial conversion cost in connection with issuance of common stock in exchange for interest payable	-	(44,190)	-	(44,190)
Interest expense, includes amortization	(28,481)	(52,792)	(56,659)	(105,378)
Interest income	4	14	9	20
	(28,477)	(661,980)	(56,650)	(719,491)

NET LOSS	$(69,839)	$(634,128)	$(140,510)	$(772,054)

PER SHARE DATA
Basic and diluted net loss per share	$(0.00)	$(0.05)	$(0.01)	$(0.06)

Basic and diluted weighted-average shares outstanding	15,519,668	13,847,596	15,519,668	13,807,353

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,510)	$(772,054)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	104,088	123,374

Loss on debt restructuring	-	695,094
Beneficial conversion cost in connection with issuance of common stock in exchange for interest payable.	-	44,190
Debenture valuation adjustment	-	(113,305)
Changes in operating assets and liabilities
Decrease in accrued liquidated damages	-	(63,835)
(Increase) in accounts receivable	(73,848)	(27,696)
Increase (Decrease) in accounts payable and accrued expenses	30,682	(21,054)
Increase in accrued interest	56,333	157,327
Increase in note payable under financial institution line of credit	40,000	-
Increase in Deferred revenue	9,808	34,782
Net Cash Provided by (Used in) Operating Activities	26,553	56,823

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(13,297)	(16,357)
Net Cash Used in Investing Activities	(13,297)	(16,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders in contemplation of private placement of common stock	-	47,500
Net Cash Provided by Financing Activities	-	47,500

INCREASE IN CASH AND CASH EQUIVALENTS	13,256	87,966

CASH AND CASH EQUIVALENTS
Beginning of period	24,335	58,039
End of period	$37,591	$146,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$797	$714
Interest	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of 490,999 shares of common stock in settlement of accrued interest payable to holders of 8% convertible debentures	-	$245,499

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2011

1. ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENTATION

Organization and Description of Operations

CYBRA Corporation (the “Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher and systems integrator specializing in Automatic Identification technology solutions. The Company’s flagship product, MarkMagicTM , is a barcode, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems. EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages. CYBRA software solutions run on all major computing platforms including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Financial Status of the Company/Going Concern

At June 30, 2011, the Company had cash of $37,591 and a working capital deficit of $2,460,387. Additionally, the Company incurred a net loss of $140,510 for the six months ended June 30, 2011, which includes non-cash charges of $160,747, and had a stockholders’ deficit of $2,385,610 at June 30, 2011. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the next quarter. These steps include increasing sales of EdgeMagic, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011 and the Company is in default on this obligation. Management has continued negotiations with the holders of these debentures. The effects of unsuccessful negotiations or the impact on the Company’s financial position and results of operations have not been determined.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is hopeful that they will succeed in settling with the debenture holders in a manner that will provide the Company with sufficient time to repay the debt and not have the risk of further default. No assurances can be given that management will be successful in its negotiations with the debenture holders or that the efforts to improve the sales of EdgeMagic will result in improvements significant enough to provide sufficient cash flows and operating capital. No adjustments have been made to the accompanying financial statements to reflect the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Software Costs

The Company accounts for software development costs in accordance with ASC 985-730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of enhancements to MarkMagic be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the six months ended June 30, 2011 and 2010 was $117,086 and $105,730, respectively.

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

Derivative Financial Instruments

The Company accounts for its Warrants, which were Class B Warrants issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Class A Warrants and Class B Warrants on April 10, 2006, and amended on June 8, 2010 to extend their maturity to April 10, 2013, and reduce the exercise prices to amounts between $1.00 and $1.30 from $1.75 (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the six months ended June 30, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $3,098 and $5,034 for the six months ended June 30, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal deposit insurance coverage. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. As of June 30, 2011, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Trade receivables are presented net of an allowance for doubtful accounts of $6,000 as of June 30, 2011 and December 31, 2010.

Substantially all of the Company’s accounts receivable are due from manufacturing companies and software vendors located throughout the United States.

Stock-Based Compensation

In addition to requiring supplemental disclosures, ASC 718, Compensation – Stock Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees, address the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

The Company uses the modified prospective method. Stock issued to consultants for consulting services was valued as of the date of the agreements with the various consultants, which in all cases was earlier than the dates when the services were committed to be performed by the various consultants.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

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

Basic and Diluted Loss per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2011 and 2010, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

The investors also received 7,500,000 Warrants, 2,500,000 of Class A Warrants and 5,000,000 of Class B Warrants as part of the original sale of the Debentures. Each Class A Warrant gave the holder the right to buy one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for $0.75. Class A Warrants to purchase 2,123,800 shares of Common Stock remained outstanding and were exercisable at any time through April 10, 2011. The Class A Warrants are no longer exercisable. The Class B Warrants were replaced with new Class B Warrants as described below.

Renegotiation and exchange of Debentures:

The Company had renegotiated the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock.

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

The Debenture balances were $1,420,000 at June 30, 2011 and December 31, 2010.

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

In October 2010, one holder converted $10,000 of the principal amount of Amended Debentures into 20,000 shares of Common Stock. Outstanding interest on the converted principal was paid in 2,442 shares of common stock.

At June 30, 2011, there were Warrants to purchase 5,453,200 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures.

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

The Warrants were classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value. In accordance with the Company’s adoption of ASC 815-40, Contracts in Entity’s Own Stock, and ASC 825-20, Accounting for Registration Payment Arrangements, the classification of the warrant liability was changed to stockholders’ equity (additional paid in capital) as of January 1, 2007. The amended warrants do not carry a registration rights agreement.

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

During the six months ended June 30, 2010, the Company recorded charges related to the Mandatory Prepayment Amount. These charges were reversed during the quarter ended June 30, 2010 and September 30, 2010 as the relevant Debentures were modified or exchanged for Series A Preferred Stock.

Payment Default on Amended and Restated 8% Convertible Debentures:
On April 10, 2011, the Company did not pay outstanding Amended and Restated 8% Convertible Debentures (the “Debentures”), in the aggregate principal amount of $1,420,000, which became due on that date. These Debentures were issued on June 8, 2010, pursuant to a Debenture Amendment and Exchange Agreement, also dated June 8, 2010 (the “Exchange Agreement”).

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

The Company has commenced settlement negotiations with several of the debenture holders. There can be no assurances that an agreement acceptable to the Company will be reached.

4. STOCK BASED COMPENSATION

During the six months ended June 30, 2011 and 2010, the Company issued no shares of common stock in lieu of cash compensation.

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

Total stock options outstanding at June 30, 2011 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2010	100,000

Options exercisable at December 31, 2010	100,000

Options outstanding at January 1, 2011	100,000
Granted	0
Exercised	0
Outstanding at June 30, 2011	100,000
Options exercisable at June 30, 2011	100,000

The 100,000 options outstanding at June 30, 2011 were issued in December 2007, have a remaining outstanding life of six months and have an exercise price of $0.75 per share.

5. PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

			Estimate
	June 30, 2011	December 31, 2010	Useful Life
			In Years
Furniture and office equipment	$212,086	$198,787	5
Computer software	112,182	112,182	3
Leasehold Improvements	21,294	21,294	Life of Lease
	$345,562	$332,263

Less: Accumulated Depreciation	$286,238	$281,017

Net Property and Equipment	$59,324	$51,246

Depreciation and amortization of property and equipment amounted to $5,221 and $10,507 for the six months ended June 30, 2011 and 2010, respectively.

Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	674,901	576,032

Net Software Development Costs	$3,799	$102,668

The Company’s policy is to capitalize software development costs in accordance with ASC 985-730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $98,867 and $113,054 for the six months ended June 30, 2011 and 2010, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at June 30, 2011 and 2010:

	June 30, 2011	December 31, 2010

Current assets and liabilities:
Accounts receivable	$(120,000)	$(92,000)
Accounts payable and accrued expenses	48,000	57,000
Deferred Revenues	172,000	168,000
	100,000	133,000
Valuation Allowance	(100,000)	(133,000)
Net current deferred tax asset	-	-

Noncurrent assets and liabilities
Net operating loss carryforwards	$2,516,000	$2,487,000
Depreciation	-	(18,000)
	2,516,000	2,469,000
Valuation allowance	(2,516,000)	(2,469,000)
Net deferred tax asset	-	-

The valuation allowance for the deferred tax asset increased by $14,000 for the six months ended June 30, 2011.

The Company has net operating losses amounting to approximately $6,140,000 that expire in various periods from 2024 through 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2011	$81,628
2012	77,640
2013	44,187

$203,455

Rent expense amounted to $49,710 and $30,172 for the six months ended June 30, 2011 and 2010, respectively. This includes additional expense for storage.

b. Note Payable under Financial Institution Line of Credit
The Company has a $115,000 credit line available through its bank. The Company borrowed $128,000 and repaid $88,000 in the six months ended June 30, 2011. There is a balance due of $40,000 at June 30, 2011. The repayment period is 36 months. The interest rate varies at the bank’s prime rate and was 3.25% at June 30, 2011. There is an annual fee of $1,150. Borrowings under the line of credit are personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

On February 15, 2011, Raz-Lee instituted proceedings in the Supreme Court of the State of New York, County of Westchester, Index No. 4763/11, for enforcement of the foreign judgment. In May 2011, the Company entered into a settlement agreement with Raz-Lee. The unpaid balance is included in Accrued Expenses as of June 30, 2011 and payment of the remaining balance was made in July 2011.

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

e. Loans from shareholders
During the six months ended June 30, 2010, the Company received $35,000 from its Chief Executive Officer and $12,500 from another stockholder (totaling $47,500) as advance payment toward the planned issuance of common stock and other securities in a planned private placement. The Company is currently legally obligated to return the funds received on demand of the investors if the contemplated private placement is not completed. The balances due bear no interest.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for either three-month or six-month period ended June 30, 2011 or 2010.

10. RELATED PARTY TRANSACTIONS

a. Executive Employment Contract
Effective April 30, 2006, the Company entered into a five-year Employment Agreement with Mr. Brand, with a base salary set at $180,000 per annum. In addition to this salary, Mr. Brand is entitled to incentive compensation in an amount equal to two percent (2%) of annual gross sales of the Company on sales in excess of one million dollars ($1,000,000). Mr. Brand is also entitled to standard benefits: four weeks of paid vacation, accident and health insurance, sick leave benefits, holidays and personal days, personal expenses reimbursement, life insurance, disability insurance and the use of a corporate car. Unpaid incentive compensation is included in accrued expenses on the balance sheet.

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. The balance of deferred compensation was $116,827 as of June 30, 2011 and $131,827 as of December 31, 2010.

b. Profit Horizon, Inc.
Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the six months ended June 30, 2011 and 2010, the Company incurred $7,500 in both periods in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

		December
	June 30,	31,
	2011	2010
8% Convertible Debentures	$1,420,000	$1,420,000

12. LOSS PER SHARE

Loss per share for the six months ended June 30, 2011 and 2010 does not include the effects of 8,900,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees, directors and consultants, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENTS

The Company evaluated events occurring between the end of the first quarter June 30, 2011, and August 15, 2011 when the financial statements were issued. There are no subsequent events to report.

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

Comparison of the three months ended June 30, 2011 and 2010

The following table summarizes certain aspects of our results of operations years ended June 30, 2011 and 2010

	Three months ended				Six months ended
	June 30,				June 30,
	2011	2010	Change $	Change %	2011	2010	Change $	Change %
Revenues
Products	$222,525	$246,675	$(24,150)	-10%	$553,148	$450,244	$102,904	23%
Services	257,195	240,903	16,292	7%	465,415	410,134	55,281	13%
Total Revenues	479,720	487,578	(7,858)	-2%	1,018,563	860,378	158,185	18%

Direct Costs
Equipment Purchases	$95,947	$12,517	$83,430	667%	$225,778	$64,313	$161,465	251%
Royalties & Consulting	19,234	7,500	11,734	156%	46,858	21,119	25,739	122%

Total Direct Costs	$115,181	$20,017	$95,164	475%	$272,636	$85,432	$187,204	219%
% of total revenues	24%	4%			27%	10%

Gross margin	$364,539	$467,561	$(103,022)	-22%	$745,927	$774,946	$(29,019)	-4%
% of total revenues	76%	96%			73%	90%

Research and development costs	$55,543	$59,295	$(3,752)	-6%	$117,086	$105,730	$11,356	11%
% of total revenues	12%	12%			11%	12%

Sales and marketing expenses	$55,828	$66,964	$(11,136)	-17%	$95,247	$90,107	$5,140	6%
% of total revenues	12%	14%			9%	10%

General and administrative expenses	$294,530	$313,450	$(18,920)	-6%	$617,454	$631,672	$(14,218)	-2%
% of total revenues	61%	64%			61%	73%

Interest expense	$28,481	$52,792	$(24,311)	-46%	$56,659	$105,378	$(48,719)	-46%
% of total revenues	6%	11%			6%	12%

Other Income (Expenses)	$4	$(609,188)	$609,192	-100%	$9	$(614,113)	$614,122	-100%
% of total revenues	0%	-125%			0%	-71%

Loss Before Taxes	$(69,839)	$(634,128)	$564,289	-89%	$(140,510)	$(772,054)	$631,544	-82%
% of total revenues	-15%	-130%			-14%	-90%

Revenues

Revenues were $479,720 and $487,578 for the three months ended June 30, 2011 and 2010, and $1,018,563 and $860,378 for the six months ended June 30, 2011 and 2010. This is a decrease of approximately 2% for the three-month period and an increase of 18% for the six-month period ended June 30, 2011 compared to the prior periods. Lower sales for our MarkMagic product during the three-month period were mostly offset by an increase in EdgeMagic and associated sales. MarkMagic sales decreased due to a slowdown in revenue contribution from our channel partners as they prepare to introduce new MarkMagic versions in the second half of the year. Sales for our most recent RFID product, EdgeMagic, increased during the 2011 six-month period as compared with the same 2010 period, mirroring the general trend of increased market acceptance of RFID technology, particularly in the apparel sector. Demand for services showed an increase as well. We expect these trends to continue contributing to positive growth in revenues over the course of the year.

Direct Costs

The costs for equipment that was resold to customers increased by 667% for the three months ended June 30, 2011 as compared to the June 30, 2010 three-month period. There was an increase of 251% for the six-months ended June 30, 2011 compared to the 2010 six-month period. As EdgeMagic sales tend to be more of an “end-to- end” solution than MarkMagic sales, the increase in EdgeMagic sales resulted in an increase in sales of hardware and supplies.

Gross Margin

Gross Margin as a percentage of sales for the three months ended June 30, 2011 as compared to the same period in 2010 decreased 22%. Gross Margin as a percentage of sales for the six months ended June 30, 2011 as compared to the same period in 2010 decreased 4%. This was due to an increase in relatively lower margin hardware sales, which reflect EdgeMagic projects that are more “end-to-end” in nature than MarkMagic sales.

Research and Development Costs

Research and development costs decreased 6% for the three months ended June 30, 2011 as compared to the same period in 2010. The costs increased 11% for the six months ended June 30, 2011 as compared to the same period in 2010. These costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products, and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2010, and all costs after that date have been expensed in accordance with ACS 985-20-25. During the three months ended June 30, 2011 and 2010, the software development costs that were expensed were $55,543 and $59,295, respectively. For the six months ended June 30, 2011 and June 30, 2010 the software development costs that were expensed were $117,086 and $105,730, respectively. Software development costs increased slightly in 2011 due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, trade shows, advertising and promotional expenses. There was a 17% decrease in absolute dollars for the three months ended June 30, 2011 as compared to the same period in 2010. This is due to lower sales commissions. There was a 6% increase for the six months ended June 30, 2011 compared to the same period in 2010. This is due to higher trade show participation.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased slightly for the three months and six months ended June 30, 2011 as compared to the same period in 2010.

Interest Expense

Interest expense for the three months ended June 30, 2011 as compared to the same period in 2010 decreased by 46% from $52,792 for the three months ended June 30, 2010 to $28,481 for the three months ended June 30, 2011. Interest expense for the six months ended June 30, 2011 as compared to the same period in 2010 decreased by 46% also from $105,378 for the six months ended June 30, 2010 to $56,659 for the six months ended June 30, 2011. Interest expense in 2010 represented interest accrued on, and amortization of deferred financing cost related to, the 8% Convertible Debentures originally due April 10, 2009 (the “Debentures’). Amortization of these deferred finance costs ceased in April 2009 and standard interest continued to accrue on them. On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2010 into shares of common stock. On the same date, 16 holders of Debentures having an aggregate principal amount of $1,045,000 agreed to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures. This reduction in principal on which interest was calculated resulted in decreased interest expense for the three and six months ended June 30, 2011.

Other Income (Expenses)

Other income and expenses decreased for the three and six months ended June 30, 2011 due to a loss from debt restructuring recorded on the 8% debenture default recorded in the three and six months ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes consists of provisions for state franchise taxes.

We recorded no income tax expense or benefit for the three and six months ended June 30, 2011 and 2010. The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the six months ended June 30, 2011 and 2010.

	Six months ended
	June 30,
	2011	2010	Change $	Change %

Cash and cash equivalents	37,591	146,005	(108,414)	-288%
Working capital deficit	(2,465,535)	(3,692,102)	1,226,567	-50%
Net cash used in operating activities	21,325	56,823	(35,498)	-166%
Net cash used in investing activities	(8,069)	(16,357)	8,288	-103%
Net cash provided by financing activities	-	47,500	(47,500)	-100%

As of June 30, 2011, our principal source of liquidity was cash of approximately $37,000. Our operations provided $21,325 in cash during the six months ended June 30, 2011 as compared to $56,823 for the same period in 2010.

To sustain operations under our current structure, we need cash of approximately $120,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was approximately $2,464,000 at June 30, 2011. The deficit in working capital included approximately $1,420,000 in liabilities related to the Debentures. It also included $424,000 in deferred revenues that require settlement in future services rather than cash.

During the six months ended June 30, 2011 and 2010, the Company issued no shares of common stock.

As of the second quarter of 2011, we generated positive cash flow of approximately $20,000. This is due to an upturn in business that we believe may be a result of the overall improvement in the general business environment, positive market acceptance of new product features, as well as our success in maintaining tight control on expenses. We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular. Wal-Mart’s implementation of RFID tracking throughout its stores for selected apparel goods is a positive sign. Apparel suppliers represent a large segment of our customer base. Wal-Mart is often a pioneer in new technology, with other retailers following suit. JC Penney and Dillard’s have already joined Wal-Mart in encouraging their suppliers - among them a number of CYBRA customers - to tag their apparel goods at the item level. We therefore expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2011. Furthermore, the recent hiring of a Vice President Sales and Marketing with extensive industry experience and success, particularly in RFID, we believe will contribute significantly to revenue improvement in the second half of 2011.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011 and the Company is in default on this obligation. Management has continued negotiations with the holders of these debentures. The effects of unsuccessful negotiations or the impact on the Company’s financial position and results of operations have not been determined. No assurance can be given that management will be successful in its negotiations with the debenture holders.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provisions necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Impact of Derivative Accounting

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the profit and loss account in the year in which they are incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of our assets are as follows:

Office Equipment – 5 years

Software – 3 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Long-lived assets

We apply the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment”. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making the necessary estimates, judgments and projections. There was no impairment of long-lived assets since our acquisition of the assets from Peak.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company’s net income when those events occur.

Non-Cash Expense Items

During the three months ended June 30, 2011, there were transactions and events resulting in non-cash expenses that affected our net income.

The following tables summarize the non-cash expense items, total amount and percentage of our net loss for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	March 31,
	2011	2010
Cash and non cash items in net loss
Cash	$20,237	$70,831
Non cash	(160,747)	(842,885)
Net loss	(140,510)	(772,054)

Summary of non cash items
Debenture valuation adjustment	-	61,316
Reversal on debenture valuation adjustment	-	63,835
Reversal on liquidated damages	-	(695,094)
Beneficial conversion costs	-	(44,190)
Interest Expense	(56,659)	(105,378)
Depreciation	(104,088)	(123,374)
Total Non-Cash Items	$(160,747)	$(842,885)

Percentage of Net Loss	114%	109%

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.           CONTROLS AND PROCEDURES

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011 and, as of the date of this report, the Company is in payment default on this obligation. Management has commenced negotiations with the holders of these debentures. The effects of unsuccessful negotiations or the impact on the Company’s financial position and results of operations have not been determined.

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

Date:     August 15, 2011

CYBRA CORPORATION

By:	/s/ Harold Brand
Name: Harold Brand
Title: Chief Executive Officer and
Interim Chief Financial Officer