Form 10-Q
period 2011-09-30
CYBRA CORP
filed 2011-11-14
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes [   ]     No [X]

As of November 10, 2011, the registrant had 15,519,667 shares of Common Stock outstanding.

CYBRA Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

CYBRA CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	unaudited
ASSETS
CURRENT ASSETS
Cash	$7,238	$24,335
Accounts receivable, less allowance for doubtful accounts of $6,000	260,350	221,590

Total Current Assets	267,588	245,925

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $288,734 and $281,017	59,546	51,246
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $678,013 and $576,032	689	102,668
SECURITY DEPOSITS AND OTHER ASSETS	11,654	11,654

TOTAL ASSETS	$339,477	$411,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accrued interest	398,212	313,246
Accounts payable and accrued expenses	248,556	329,283
Deferred officer/director compensation	116,827	131,827
Loans from shareholders in contemplation of private placement of common stock	47,500	47,500
Note payable under financial institution line of credit	79,442	-
Deferred revenue	412,130	414,737
TOTAL CURRENT LIABILITIES	2,722,667	2,656,593

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 15,519,667 shares issued and outstanding	15,519	15,519

Additional Paid - in capital	6,754,024	6,754,024

Accumulated deficit	(9,154,823)	(9,016,733)

Total Stockholders' Deficit	(2,383,190)	(2,245,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$339,477	$411,493

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES
Products	$150,459	$96,592	$703,608	$550,584
Services	247,810	207,523	713,224	613,908
TOTAL REVENUES	398,269	304,115	1,416,832	1,164,492

Cost of Goods Sold	61,613	11,419	287,390	75,732
Consulting/Royalties	(7,296)	7,500	39,561	28,619
	54,317	18,919	326,951	104,351

GROSS PROFIT	343,952	285,196	1,089,881	1,060,141

Research and Development	66,416	64,898	183,502	170,628
Selling, General and Administrative	295,589	481,332	1,008,289	1,203,110
TOTAL OPERATING EXPENSES	362,005	546,230	1,191,791	1,373,738

(LOSS) FROM OPERATIONS	(18,053)	(261,034)	(101,910)	(313,597)

OTHER INCOME (EXPENSE)
Reversal on debenture valuation adjustment	-	-	-	61,316
Reversal of liquidated damages	-	46,165	-	110,000
Loss on debt restructuring	-	(530,654)	-	(1,225,748)
Beneficial conversion cost in connection with issuance of common stock in exchange for interest payable	-	(43,893)	-	(88,083)
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 exchanged for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange		(620,788)		(620,788)
Interest expense, includes amortization	(28,651)	(39,682)	(85,310)	(145,060)
Refundable state tax credits	49,120		49,120
Interest income	1	19	10	39
	20,470	(1,188,833)	(36,180)	(1,908,324)

NET INCOME (LOSS)	$2,417	$(1,449,867)	$(138,090)	$(2,221,921)

PER SHARE DATA
Basic and diluted net income (loss) per share	$0.00	$(0.10)	$(0.01)	$(0.16)

Basic and diluted weighted-average shares outstanding	15,519,668	14,570,428	15,405,553	14,064,506

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,090)	$(2,221,921)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and Amortization	109,693	183,767

Loss on debt restructuring	-	1,225,748
Beneficial conversion cost in connection with issuance of common stock in exchange for interest payable.	-	88,083
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 in exchange for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange		620,788
Debenture valuation adjustment	-	(61,316)
Consultant compensation to be paid with 275,000 shares of common stock, not yet issued		140,250

Changes in operating assets and liabilities
(Decrease) in accrued liquidated damages	-	(110,000)
(Increase) in accounts receivable	(38,760)	(1,824)
(Decrease) in accounts payable and accrued expenses	(95,727)	(63,846)
Increase in accrued interest	84,966	143,475
Increase (Decrease) in Deferred revenue	(2,607)	19,621
Net Cash Used in Operating Activities	(80,525)	(37,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,014)	(16,357)
Net Cash Used in Investing Activities	(16,014)	(16,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders in contemplation of private placement of common stock	-	47,500
Increase in note payable under financial institution line of credit	79,442	-
Net Cash Provided by Financing Activities	79,442	47,500

(DECREASE) IN CASH AND CASH EQUIVALENTS	(17,097)	(6,032)

CASH AND CASH EQUIVALENTS
Beginning of period	24,335	58,039
End of period	$7,238	$52,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$931	$714
Interest	$-	$1,545

NON-CASH FINANCING ACTIVITIES
Issuance of 978,703 shares of common stock in settlement of accrued interest payable to holders of 8% convertible debentures		$489,351
Conversion of 8% Convertible Debentures into 30,000 shares of common stock		$15,000
Issuance of 2,090,000 shares of Series A Preferred Stock in exchange for 8% Convertible Debentures		$1,045,000
Reversal of Mandatory Prepayment balance in connection with Debenture Amendment and Exchange Agreements		$51,989

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
September 30, 2011

1. ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENTATION

Organization and Description of Operations

CYBRA Corporation (the “Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher and systems integrator specializing in Automatic Identification and Data Collection (“AIDC”) technology solutions. The Company’s flagship product, MarkMagicTM, is a barcode, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems. EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages. CYBRA software solutions run on all major computing platforms including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Financial Status of the Company/Going Concern

At September 30, 2011, the Company had cash of $7,238 and a working capital deficit of $2,455,079. Additionally, the Company incurred a net loss of $138,090 for the nine months ended September 30, 2011, which includes non-cash charges of $195,003, and had a stockholders’ deficit of $2,383,190 at September 30, 2011. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the next quarter. These steps include increasing sales of EdgeMagic, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the nine months ended September 30, 2011 and 2010 was $39,561 and $28,619, respectively.

Accounting for Warrants Classified as Equity Issued to Purchase Company Common Stock

Warrants issued in conjunction with equity financings were accounted for under ASC 815-40, Contracts in Entity's Own Stock. ASC 825-20, Accounting for Registration Payment Arrangements, establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with the standard, Reasonable Estimation of the Amount of a Loss. The Company has evaluated how these standards affected these accompanying financial statements. The adoption of the accounting pronouncement on January 1, 2007 changed the classification of the warrant liability, which was $551,910 at January 1, 2007, to stockholders' equity (additional paid in capital). In connection with the Debenture Amendment and Exchange Agreements (as discussed in Note 3, 8% Convertible Debentures and Derivative Financial Instruments), the registration rights and penalties under the original Securities Purchase Agreements were waived.

Derivative Financial Instruments

The Company issued its Class B Warrants issued in a private placement of the 8% Convertible Debentures (the "Debentures") with detachable Class A Warrants and Class B Warrants on April 10, 2006, and amended the Class B Warrants on June 8, 2010 to extend their expiration date to April 10, 2013, and reduce the exercise prices to amounts between $1.00 and $1.30 from $1.75 (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments). The Company accounts for the Class B Warrants as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity's Own Stock. The Company considers these standards applicable by adopting "View A" of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are "conventional" as defined in ASC 470-20, Conventional Convertible Debt Instrument.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the nine months ended September 30, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $5,286 and $6,235 for the nine months ended September 30, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal deposit insurance coverage. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. As of September 30, 2011, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Trade receivables are presented net of an allowance for doubtful accounts of $6,000 as of September 30, 2011 and December 31, 2010.

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

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet.

ASC 825-20, Accounting for Registration Payment Arrangements, addresses an issuer's accounting for registration payment arrangements by specifying that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Contingencies. In connection with the Debenture Amendment and Exchange Agreements (as discussed in Note 3, 8% Convertible Debentures and Derivative Financial Instruments), the registration rights and penalties under the original Securities Purchase Agreements were waived.

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2011 and 2010, the Company's stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

3. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

Original Financing:

On April 10, 2006, the Company issued 8% Convertible Debentures (the "Debentures") with a principal ("face") value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the "Warrants") to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders' fees. Interest on the Debentures was due semiannually at 8% per annum beginning December 31, 2006. Interest was also due upon conversion, redemption and maturity. The total interest paid in cash to two Debenture holders prior to April 10, 2009 was $16,982. Another Debenture holder converted its accrued interest to shares of common stock in 2009. The original Debentures matured on April 10, 2009, but were not paid on that date. As a result, the Debentures were in default; however, the Company has renegotiated the terms of the Debentures, as described below.

The investors also received 2,500,000 Class A Warrants and 5,000,000 Class B Warrants as part of the original sale of the Debentures. Each Class A Warrant gave the holder the right to buy one share of the Company's common stock, par value $0.001 per share (the "Common Stock"), for $0.75. Class A Warrants to purchase 2,123,800 shares of Common Stock remained outstanding and exercisable at any time through April 10, 2011. The Class A Warrants are no longer exercisable. The Class B Warrants were replaced with new Class B Warrants as described below.

Renegotiation and Exchange of Debentures:

The Company has renegotiated the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock.

On June 8, 2010, the Company entered into Debenture Amendment and Exchange Agreements with two holders of its Debentures having an aggregate principal amount of $640,000 (the "Option A Holders"), and ten holders of its Debentures having an aggregate principal amount of $805,000 (the "Option B Holders"). Pursuant to the Debenture Amendment and Exchange Agreements, the Option A Holders and the Option B Holders exchanged their Debentures for an amended and restated Debenture due April 10, 2011.

In addition, the Option A Holders and the Option B Holders received an aggregate of 499,099 shares of common stock in lieu of approximately $246,000 of accrued interest through April 10, 2009. The Company also issued (a) new Class B Warrants to the Option A Holders to purchase an aggregate of 1,560,000 shares of the Company's Common Stock at an exercise price of $1.15 per share, in exchange for their outstanding Class B Warrants, and (b) new Class B Warrants to the Option B Holders to purchase an aggregate of 1,803,200 shares of the Company's Common Stock at an exercise price of $1.30 per share, in exchange for their outstanding Class B Warrants.

On the same date, the Company entered into Securities Exchange Agreements with 16 holders of its Debentures having an aggregate principal amount of $1,045,000 (the "Option C Holders") to exchange their Debentures for 2,090,000 shares of Series A 10% Convertible Preferred Stock (the "Series A Preferred Stock"). The Securities Exchange Agreements were signed on June 8, 2010, but the transactions contemplated by those agreements were subject to (i) approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation to authorize it to issue up to 10 million shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Company's Board of Directors (the "Amendment"), and (ii) subsequent authorization of the Series A Preferred Stock by the Company's Board of Directors.

On August 3, 2010 the Company held a special meeting of shareholders in which its shareholders approved the Amendment. On the same day, the Company filed a Certificate of Designation setting forth the terms of the Series A Preferred Stock with the New York Secretary of State. The Company subsequently issued to the Option C Holders (a) 2,090,000 shares of Series A Preferred Stock in exchange for the Debentures, and (b) 487,704 shares of its Common Stock in payment of accrued and unpaid interest due under the Debentures through April 10, 2009. The Common Stock was issued at $0.50 per share compared to the fair market value on June 8, 2010 of $0.59 per share. As a result, the conversion generated a beneficial conversion cost. The Option C Holders also received new Class B Warrants to purchase an aggregate of 2,466,200 shares of the Company's Common Stock at an exercise price of $1.00 per share, in exchange for their outstanding Class B Warrants. The new Class B Warrants vest immediately and expire on April 10, 2013.

The Debenture balances were $1,420,000 at September 30, 2011 and December 31, 2010.

Other Transactions Related to the Amendments:

In July 2010, two holders of the Company's 8% Convertible Debentures due April 10, 2011 (the "Amended Debentures") converted an aggregate of $15,000 of the principal amount of Amended Debentures into 30,000 shares of Common Stock. Outstanding interest on the converted principal was paid in cash. The Company subsequently provided notice (the "Notice") to all holders of the Amended Debentures specifying that, unless notified otherwise by the Company, the Company will pay interest due upon the conversion, redemption and maturity of the Amended Debentures with shares of its Common Stock. The Notice also clarified that the aforesaid election includes the accrued and unpaid interest due under the Amended Debentures on June 30, 2009, December 31, 2009, and June 30, 2010.

In October 2010, one holder converted $10,000 of the principal amount of Amended Debentures into 20,000 shares of Common Stock. Outstanding interest on the converted principal was paid in 2,442 shares of common stock.

At September 30, 2011, there were Warrants to purchase 5,453,200 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures.

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

As part of the original sale of the Debentures, $250,000 principal amount of the Debentures were issued along with 125,000 Class A Warrants and 250,000 Class B Warrants as finders' fees. The finders will also receive as additional fees equal to 5% of any cash collected as on the exercise of any of the Warrants. To date, no Warrants have been exercised.

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

The Warrants were classified as derivative financial instruments as a result of the issuance of a registration rights agreement that includes a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value. In accordance with the Company's adoption of ASC 815-40, Contracts in Entity's Own Stock, and ASC 825-20, Accounting for Registration Payment Arrangements, the classification of the warrant liability was changed to stockholders' equity (additional paid in capital) as of January 1, 2007. The amended warrants do not carry a registration rights agreement.

The derivative financial instruments have not been designated as hedges. The purpose of their issuance was to raise additional capital in a more advantageous fashion than could be done without the use of such instruments. In addition to expecting the overall cost of capital to be less, the use of the derivative instruments reduces the cost to the common shareholders when the value of their shares declines in exchange for increasing the cost to the common shareholders when the value of their shares increases, all of which should tend to reduce the volatility of the value of the Company's common shares.

Effects of the default prior to the amendment:

The Company's failure to pay the full principal amount of the Debentures on their original maturity date of April 10, 2009, constituted an "Event of Default" under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date becomes, at the Debenture holder's election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the "Mandatory Prepayment Amount", as more fully explained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 15, 2010.

During the nine months ended September 30, 2010, the Company recorded charges related to the Mandatory Prepayment Amount. These charges were reversed during the quarter ended June 30, 2010 and September 30, 2010 as the relevant Debentures were modified or exchanged for Series A Preferred Stock.

Payment Default on Amended and Restated 8% Convertible Debentures:

On April 10, 2011, the Company did not pay outstanding Amended and Restated 8% Convertible Debentures (the "Debentures"), in the aggregate principal amount of $1,420,000, which became due on that date. These Debentures were issued on June 8, 2010, pursuant to a Debenture Amendment and Exchange Agreement, also dated June 8, 2010 (the "Exchange Agreement").

The Company's failure to pay the full principal amount of the Debentures on their Maturity Date constituted an "Event of Default" under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date will become, at the Debenture holder's election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the "Mandatory Prepayment Amount."

The Mandatory Prepayment Amount of a Debenture is equal to as the sum of: (i) the greater of: (A) 120% of the principal amount of such Debenture, plus all accrued and unpaid interest thereon, or (B) the principal amount of such Debenture, plus all other accrued and unpaid interest thereon, divided by the Conversion Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the VWAP on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Debentures. The current Conversion Price of the Debentures is $0.50. VWAP is the volume-weighted average price of the Company's common stock on the day in question.

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

4. STOCK BASED COMPENSATION

During the nine months ended September 30, 2011 and 2010, the Company issued no shares of common stock in lieu of cash compensation.

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

Total stock options outstanding at September 30, 2011 were 100,000, all of which were vested.

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding

Outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2010	100,000

Options exercisable at December 31, 2010	100,000

Options outstanding at January 1, 2011	100,000
Granted	0
Exercised	0
Outstanding at September 30, 2011	100,000
Options exercisable at September 30, 2011	100,000

The 100,000 options outstanding at September 30, 2011 were issued in December 2007, have a remaining outstanding life of three months and have an exercise price of $0.75 per share.

5. PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	September 30,	December 31, 2010
	2011
Furniture and office equipment	$214,804	$198,787
Computer software	112,182	112,182
Leasehold Improvements	21,294	21,294
	348,280	332,263

Less: Accumulated Depreciation	288,734	281,017

Net Property and Equipment	$59,546	$51,246

Depreciation and amortization of property and equipment amounted to $7,715 and $14,467 for the nine months ended September 30, 2011 and 2010, respectively.

	September 30, 2011	December 31, 2010	Estimate Useful Life In Years
Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	678,011	576,032
Net Software Development Costs	$689	$102,668

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $101,980 and $169,613 for the nine months ended September 30, 2011 and 2010, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at September 30, 2011 and 2010:

	September 30, 2011	December 31, 2010

Current assets and liabilities:
Accounts receivable	$(105,000)	$(92,000)
Accounts payable and accrued
expenses	(41,000)	57,000
Deferred Revenues	167,000	168,000
	21,000	133,000
Valuation Allowance	(21,000)	(133,000)
Net current deferred tax asset	-	-

Noncurrent assets and liabilities
Net operating loss carryforwards	$2,425,000	$2,487,000
Depreciation	-	(18,000)
	2,425,000	2,469,000
Valuation allowance	(2,425,000)	(2,469,000)
Net deferred tax asset	-	-

The valuation allowance for the deferred tax asset decreased by $156,000 for the nine months ended September 30, 2011.

The Company has net operating losses amounting to approximately $5,988,000 that expire in various periods through 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2011	$81,808
2012	75,750
2013	25,250

$182,808

Rent expense amounted to $74,612 and $44,911 for the nine months ended September 30, 2011 and 2010, respectively. This includes additional expense for storage.

b. Note Payable under Financial Institution Line of Credit
The Company has a $115,000 credit line available through its bank. There is a balance due of $79,345 at September 30, 2011. The repayment period is 36 months. The interest rate varies at the bank’s prime rate and was 3.25% at September 30, 2011. There is an annual fee of $1,150. Borrowings under the line of credit are personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

On February 15, 2011, Raz-Lee instituted proceedings in the Supreme Court of the State of New York, County of Westchester, Index No. 4763/11, for enforcement of the foreign judgment. In May 2011, the Company entered into a settlement agreement with Raz-Lee. On August 30, 2011, the case brought against the Company by Raz-Lee was settled in the Supreme Court of the State of New York, County of Westchester.

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

No contributions to the plan by the Company have been provided for either three-month or nine-month period ended September 30, 2011 or 2010.

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

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. The balance of deferred compensation was $116,827 as of September 30, 2011 and $131,827 as of December 31, 2010.

b. Profit Horizon, Inc.
Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the nine months ended September 30, 2011 and 2010, the Company incurred $16,500 and $22,500, respectively, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	September	December
	30,	31,
	2011	2010
8% Convertible Debentures	$1,420,000	$1,420,000

12. LOSS PER SHARE

Loss per share for the nine months ended September 30, 2011 and 2010 does not include the effects of 8,900,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees, directors and consultants, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

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

We are a software developer, publisher and systems integrator specializing in Auto Identification and Data Collection (“ADIC”) technology solutions. Our flagship product, MarkMagicTM, is a bar code, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems.

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

Comparison of the three months and nine months ended September 30, 2011 and 2010:

The following table summarizes certain aspects of our results of operations for the three months and nine months ended September 30, 2011 and 2010.

Cybra Corporation
MDA Analysis

Comparison of the three and nine months ended September 30, 2011 and 2010

The following table summarizes certain aspects of our results of operations for the three and nine months ended September 30, 2011 and 2010

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	2010	Change $	Change %	2011	2010	Change $	Change %

Revenues
Products	$150,459	$96,592	$53,867	56%	$703,608	$550,584	$153,024	28%
Services	247,810	207,523	40,287	19%	713,224	613,908	99,316	16%
Total Revenues	398,269	304,115	94,154	31%	1,416,832	1,164,492	252,340	22%

Direct Costs
Equipment Purchases	$61,613	$11,419	$50,194	440%	$287,390	$75,732	$211,658	279%
Royalties & Consulting	(7,296)	7,500	(14,796)	-197%	39,561	28,619	10,942	38%
Total Direct Costs	$54,317	$18,919	$35,398	187%	$326,951	$104,351	$222,600	213%
% of total revenues	14%	6%			23%	9%

Gross margin	$343,952	$285,196	$58,756	21%	$1,089,881	$1,060,141	$29,740	3%
% of total revenues	86%	94%			77%	91%

Research and development costs	$66,416	$64,898	$1,518	2%	$183,502	$170,628	$12,874	8%
% of total revenues	17%	21%			13%	15%

Sales and marketing expenses	$22,440	$20,088	$2,352	12%	$117,686	$110,195	$7,491	7%
% of total revenues	6%	7%			8%	9%

General and administrative expenses	$273,149	$461,244	$(188,095)	-41%	$890,603	$1,092,915	$(202,312)	-19%
% of total revenues	69%	152%			63%	94%

Interest expense	$28,651	$39,682	$(11,031)	-28%	$85,310	$145,060	$(59,750)	-41%
% of total revenues	7%	13%			6%	12%

Other Income (Expenses)	$49,121	$(1,149,151)	$1,198,272	-104%	$49,130	$(1,763,264)	$1,812,394	-103%
% of total revenues	12%	-378%			3%	-151%

Income (Loss) Before Taxes	$2,417	$(1,449,867)	$1,452,284	-100%	$(138,090)	$(2,221,921)	$2,083,831	-94%
% of total revenues	1%	-477%			-10%	-191%

Revenues

Revenues were $398,269 and $304,115 for the three months ended September 30, 2011 and 2010, and $1,416,832 and $1,164,492 for the nine months ended September 30, 2011 and 2010. This is an increase of $98,154, or 31%, for the three-month period and an increase of $252,340, or 22%, for the nine-month period ended September 30, 2011 compared to the same periods in the preceding year. Sales for our most recent RFID product, EdgeMagic, increased 18% during the 2011 nine-month period as compared with the same period in 2010, mirroring the general trend of increased market acceptance of RFID technology, particularly in the apparel sector. Demand for services showed an increase as well. We expect these trends to continue contributing to positive growth in revenues for the remainder of the year.

Direct Costs

The costs for equipment that was resold to customers increased 440% from $11,419 to $61,613 for the three months ended September 30, 2011 as compared to the September 30, 2010 three-month period. There was an increase of 279% from $75,7332 to $287,390 for the nine months ended September 30, 2011 compared to the 2010 nine-month period. As EdgeMagic sales tend to be more of an "end-to- end" solution than MarkMagic sales, the increase in EdgeMagic sales resulted in an increase in sales of hardware, supplies and services.

Gross Margin

Gross Margin for the three months ended September 30, 2011 as compared to the same period in 2010 increased 21% from $285,196 to $343,952. Gross Margin as a percentage of sales for the nine months ended September 30, 2011 as compared to the same period in 2010 increased 3% from $1,060,141 to $1,089,881. These increases were due to an increase in EdgeMagic projects that involve higher margin software products, hardware and services than our traditional mix of MarkMagic sales.

Research and Development Costs

Research and development costs for the three months ended September 30, 2011 as compared to the same period in 2010 increased 2% from $64,898 to $66,416. The costs increased 8% for the nine months ended September 30, 2011 as compared to the same period in 2010 from $170,628 to $183,502. These costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products, and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2010, and all costs after that date have been expensed in accordance with ACS 985-20-25. During the three months ended September 30, 2011 and 2010, the software development costs that were expensed were $66,416 and $64,898, respectively. For the nine months ended September 30, 2011 and September 30, 2010 the software development costs that were expensed were $183,502 and $170,628, respectively. Software development costs increased slightly in 2011 due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, trade shows, advertising and promotional expenses. There was an increase of 12% from $20,088 to $22,440 for the three months ended September 30, 2011 as compared to the same period in 2010. This is due to an increase in trade show participation related expenses. There was an increase of 7% from $110,195 to $117,686 for the nine months ended September 30, 2011 compared to the same period in 2010. This is due to higher trade show participation as well.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased over 40% from $461,244 to $273,149 for the three months and nine months ended September 30, 2011 as compared to the same period in 2010. The amounts decreased 19% for the nine months ended September 30, 2011 as compared to 2010 from $1,092,915 to $890,603. This reflects managements' ongoing commitment to control costs.

Interest Expense

Interest expense for the three months ended September 30, 2011 as compared to the same period in 2010 decreased by 28% from $39,682 for the three months ended September 30, 2010 to $28,651 for the three months ended September 30, 2011. Interest expense for the nine months ended September 30, 2011 as compared to the same period in 2010 decreased by 41% from $145,060 for the nine months ended September 30, 2010 to $85,310 for the nine months ended September 30, 2011. Interest expense in 2010 represented interest accrued on, and amortization of deferred financing cost related to, the 8% Convertible Debentures originally due April 10, 2009 (the “Debentures’). Amortization of these deferred finance costs ceased in April 2009 and standard interest continued to accrue on them. On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2010 into shares of common stock. On the same date, 16 holders of Debentures having an aggregate principal amount of $1,045,000 agreed to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures. This reduction in principal on which interest was calculated resulted in decreased interest expense for the three and nine months ended September 30, 2011.

Other Income (Expense)

Other income (expense) decreased for the three and nine months ended September 30, 2011 due to a loss from debt restructuring recorded on the 8% Debenture default in the three and nine months ended September 30, 2010. Other income (expense) for the three months ended September 30, 2011 as compared to the same period in 2010 decreased by 104% from ($1,149,151) for the three months ended September 30, 2010 to $49,121 for the three months ended September 30, 2011. Other income (expense) for the nine months ended September 30, 2011 as compared to the same period in 2010 decreased by 103% from ($1,763,264) for the nine months ended September 30, 2010 to $49,130 for the nine months ended September 30, 2011. These large expenses were recorded in connection with the renegotiation of the 8% Debentures in 2010. The income in 2011 is from a refundable state tax credit and interest income.

Provision for Income Taxes

The provision for income taxes consists of provisions for state franchise taxes.

We recorded no income tax expense or benefit for the three and nine months ended September 30, 2011 and 2010. The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the nine months ended September 30, 2011 and 2010.

	Nine months ended
	September 30,
	2011	2010	Change $	Change %

Cash and cash equivalents	7,238	52,007	(44,769)	-619%
Working capital deficit	(2,455,079)	(2,442,139)	(12,940)	1%
Net cash used in operating activities	(80,525)	(37,175)	(43,350)	54%
Net cash used in investing activities	(16,014)	(16,357)	343	-2%
Net cash provided by financing activities	79,442	47,500	31,942	-100%

During the nine months ended September 30, 2011 and 2010, the Company issued no shares of common stock.

As of September 30, 2011, our principal source of liquidity was cash of approximately $7,000. Our operations used $1,083 in cash during the nine months ended September 30, 2011 as compared to $37,175 for the same period in 2010.

To sustain operations under our current structure, we need cash of approximately $120,000 per month to fund research and administrative expenses. We believe that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was approximately $2,455,079 at September 30, 2011. The deficit in working capital included approximately $1,420,000 in liabilities related to the Debentures. It also included $412,000 in deferred revenues that require settlement in future services rather than cash.

As of the third quarter of 2011, we are operating below break even on a cash flow basis. Although there has been an upturn in business, full collection of receivables has been taking longer than usual. We do see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular. Wal-Mart’s implementation of RFID tracking throughout its stores for selected apparel goods is a positive sign. Apparel suppliers represent a large segment of our customer base. Wal-Mart is often a pioneer in new technology, with other retailers following suit. JC Penney, Dillard’s and, most recently, Macy’s and Bloomingdale’s have already joined Wal-Mart in encouraging their suppliers - among them a number of CYBRA customers - to tag their apparel goods at the item level. We therefore expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the remainder of 2011 and into 2012. Furthermore, the recent hiring of a Vice President Sales and Marketing with extensive industry experience and success, particularly in RFID, we believe will contribute significantly to revenue improvement in the coming months.

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

Non-Cash Expense Items
During the nine months ended September 30, 2011, there were transactions and events resulting in non-cash expenses that affected our net income.

The following table summarizes the non-cash expense items, total amount and percentage of our net loss for the nine months ended September 30, 2011 and 2010:

	Sept 30,
	2011	2010

Cash and non cash items in net loss
Cash	$56,913	$183,806
Non cash	(195,003)	(2,092,130)
Net loss	(138,090)	(1,908,324)

Summary of non cash items
Debenture valuation adjustment	-	61,316
Reversal on debenture valuation adjustment	-
Reversal on liquidated damages	-	110,000
Loss on debt restructuring		(1,225,748)
Beneficial conversion costs	-	(88,083)
Loss on issuance of preferred stock		(620,788)
Interest Expense	(85,310)	(145,060)
Depreciation	(109,693)	(183,767)
Total Non-Cash Items	$(195,003)	$(2,092,130)

Percentage of Net Loss	141%	110%

CRITICAL ACCOUNTING POLICIES

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

Derivative financial instruments
The Company accounts for its Warrants as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument

Impact of Derivative Accounting

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of our assets are as follows:

	September 30, 2011	December 31, 2010	Estimate Useful Life In Years
Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	678,011	576,032
Net Software Development Costs	$689	$102,668

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

Date: November 14, 2011

CYBRA CORPORATION

By:	/s/ Harold Brand
Name: Harold Brand
Title: Chief Executive Officer and
Interim Chief Financial Officer