Form 10-K
period 2011-12-31
CYBRA CORP
filed 2012-04-16
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-52624

CYBRA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3303290
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Executive Blvd., Yonkers, NY	10701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (914)963-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant section 12(g) of the Act:

Common Stock, $0.001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

As of June 30, 2011, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,831,104

As of March 15, 2012, there were 15,529,667 shares of Common Stock outstanding.

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

CYBRA’s key distributors and resellers are Manhattan Associates, Apparel Business Systems, Vormittag Associates (“VAI”) and Solzon Corporation. CYBRA’s primary suppliers are: Motorola Solutions (RFID readers), Alien Technology (RFID readers and tags), Avery Dennison (bar code and RFID printers and printing supplies), Impinj (RFID readers), Zebra (bar code and RFID printers), Sato (bar code and RFID printers and supplies), Psion Teklogix (bar scanners and wireless equipment), ScanSource (wholesale distributors), Blue Star (wholesale distributors), and Nimax (wholesale distributors).

	Percentage of
	Sales
	Attributable to	Percentage of
	Software	Sales
	Manufacturers	to End Users
2011	65%	35%
2010	78%	22%

CYBRA’s annual revenues are derived from hundreds of customers. Sales to the largest customers are as follows::

				Percentage
		Sales to the		of
		largest		Total
	Total Sales	customer		Sales
2011	$1,800,654	Maidenform Inc.	$163,086	9.0%
2010	$1,605,744	Manhattan Assoc.	$133,205	8.1%

PRODUCTS AND SERVICES

CYBRA’s two proprietary product family offerings are MarkMagic and EdgeMagic.

Thousands of customers worldwide use CYBRA’s MarkMagic™ to design virtually any type of bar coded document — labels, forms, RFID tags, tickets, fabric care labels, magnetic stripe plastic cards — and print them on hundreds of types of general and specialized printers from laser to thermal to automated applicators.

CYBRA’s EdgeMagic® is a platform for developing RFID solutions that seamlessly integrate the massive potential of object sensing technology with the core business applications that run all types of enterprises such as manufacturing, distribution and warehousing. Features include server based encoding, sensing, managing and business intelligence of RFID tags.

CYBRA owns the trademark for MarkMagic and the registered trademark for EdgeMagic. Both products are protected by use of standard secure software keys that are locked to specific computer serial numbers. Computer source code is not distributed with the products. Both MarkMagic and EdgeMagic run on IBM Power Systems (AIX, System i), UNIX, Linux and Windows servers. MarkMagic and EdgeMagic support popular industry standard databases and are easily integrated with application packages such as SAP, JD Edwards, BPCS and JDA.

MarkMagicTM

CYBRA’s MarkMagic is used worldwide by thousands of companies, including hundreds of apparel manufacturers and retailers, for their special in-house printing and encoding needs. MarkMagic supports over 450 different printer models. The range of printer types supported by MarkMagic includes:

MarkMagic - Printer Types Supported
Thermal transfer	Laser/Page
Ticket/Tag	Automatic Applicators
Adobe PDF	RFID
Fabric Care Label	Portable Thermal
Plastic Card	Dot Matrix/Ink Jet

Classic printing tasks supported by MarkMagic include the production of shipping labels, garment tickets, price tags, pallet labels, packing slips, checks with MICR support, invoices and statements.

MarkMagic’s key features include:

  Ultra-fast print performance
  Ease of integration with customer applications – no programming skills required
  One product for all printing needs – labels, forms, RFID tags, PDF, report writing, faxing
  One product for all computing platforms
  One product for any printer type – supports over 450 types of printers

MarkMagic add-on options:

  FormComposer – full featured report writer
  Print Transformer – printed fields and attributes change on the fly based on user-defined rules
  PDF/email/Fax – email and fax documents, cutting down on paper, postage, labor and errors
  PrintMonitor – application activity triggers printing events based on user-defined rules
  2D Bar Codes – prints complex bar code types on laser forms, including the popular QR code
  FormWeaver – merges multiple documents into one form – perfect for shipping direct to consumer
  RFID Encoding – formulates user data to produce smart labels meeting RFID standards
  On Demand Printing –moves user intiated label and form retrieval and printing to a web portal

Until recently, MarkMagic addressed the IBM System i market exclusively. In 2010, CYBRA completed a version of MarkMagic called MarkMagic Platform Independent (PI) that is designed to run on all major computing platforms, such as Windows, UNIX and Linux. MarkMagic PI sales to end-user customers began in 2010. A major OEM software partner is planning to roll it out to its customer base in mid-2012.

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

The upcoming major new release of MarkMagic, Version 8, is scheduled to launch in May 2012. It will contain an Instant Compliance enhancement which effortlessly upgrades any application to EPC RIFD compliance, including serialization management, in a matter of minutes.

Other significant features to be introduced in Version 8 are:

  QR barcode support
  Field Groups: Headers, Footers, Detail and Calculation groups, including floating footers.
  Live Conditional print preview

EdgeMagic®

With its RFID Encoding add-on option, MarkMagic can print and encode all types of RFID tags – item level, pallet, carton, asset, etc. However, where the real benefits accrue is when MarkMagic is paired with EdgeMagic to allow a manufacturer to improve efficiency in shipping and receiving, and in tracking inventory. Picking orders and puting them away can be done quickly and with a minimum of error. Taking inventory of items on shelves or in warehouses with RFID can be conducted in minutes as opposed to hours using bar code technology.

EdgeMagic is a fully integrated RFID platform that combines the critical functions of managing serialized goods, sensing and storing data, and analyzing the data to provide meaningful management information. EdgeMagic runs on all major computing platforms, but it is the only fully integrated RFID control software that runs on the IBM Power System i. This IBM server is extremely popular with a high percentage of apparel companies. EdgeMagic is just as adept at RFID applications that involve sharing information with a trading partner (“Open Loop”) as it is at applications used for internal benefit (“Closed Loop”). It has built-in interfaces to popular application systems –Manhattan Associates’ Warehouse Management System, JD Edwards, BPCS, etc. With EdgeMagic, a company can start with an RFID pilot representing a relatively small investment in time and money and build up to a full scale, enterprise-wide system. EdgeMagic Dashboards provide business intelligence to easily visualize RFID tag data performance and spot business trends.

Key EdgeMagic features:

  Ultra-fast performance
  Ease of integration with customer applications – weeks not months – rapid ROI
  One product for all RFID needs – EPC and asset tracking
  One product for all computing platforms – and only solution for IBM Power System i

  One product for any RFID device type – supports all major RFID device manufacturers
  Scalable from simple pilot to full enterprise solution

Throughout 2007 and 2008 management focused substantially all of the Company’s resources on development and release of EdgeMagic with revenue potential that management believes will be far in excess of the current product mix. EdgeMagic product development remains a high priority for the Company. During 2011, EdgeMagic was enhanced to provide industry specific functionality. Key among those were enhancements for tracking item level apparel and other commodities.

Auto-ID MagicTM Sales Strategy

Together, MarkMagic and EdgeMagic constitute CYBRA’s Auto-ID Magic family of products. CYBRA’s primary sales strategy is to sell through original equipment manufacturers (OEM’s) that bundle MarkMagic and EdgeMagic with their package offerings.

Auto-ID (Automatic Identification) is a term that encompasses a wide range of technologies that allow items to be automatically identified, including Bar Code, RFID Tagging, Magnetic Stripe, Biometrics, etc.

The main benefits of Auto-ID are:

  Reduced human error by eliminating manual look-up and entry;
  Increased speed, reducing labor costs;
  Improved security, as it can be difficult to forge or fool;
  Increased revenue by insuring that products are always available; and
  Significant reductions in personnel training.

The key benefits to the OEM of integrating CYBRA’s Auto-ID Magic family of products are:

  Increased Revenues – OEM’s can generate an additional source of revenue through sales of CYBRA’s Auto-ID Magic family of products to future customers as well as to their installed base. With MarkMagic integrated into their application, their customers can quickly create new labels and change existing labels with ease, including RFID “smart” labels. With CYBRA’s forms component, they can eliminate many, or all, of the preprinted forms required by their application. These net savings give OEM customers a compelling reason to upgrade their OEM product. Utilizing EdgeMagic, OEM’s can help their customers with the essential need to comply with trading partner mandates, as well as developing tracking of their own assets, with ease and at a competitive price compared to other alternatives.

  Cost Avoidance – OEM’s can greatly reduce, or eliminate, their staff costs for ongoing source code maintenance and customer support for all Auto-ID customer requirements. Their staff no longer needs to learn and maintain competence on complex RFID printer or reader command languages. As Auto-ID Magic provides a full range of RFID and bar code solutions that run on all major computing platforms, the burden for the OEM to support multiple computing environments is dramatically reduced.

  Competitive Advantage – OEM’s can improve their competitive advantage by offering compliance labeling solutions – including the printing of RFID smart labels, and the commissioning, validating and management of RFID tags – to their customers on a wide range of RFID and bar code equipment from numerous manufacturers. OEM’s can avail themselves of a source for all RFID needs – middleware, training, services, equipment, supplies, maintenance and support – without having to develop their own expertise.

In 2012, we are expanding our channel strategy beyond OEM’s to include System Integrators that specialize in Auto-ID solutions. Auto-ID Magic provides the integrator with out-of-the-box solutions that permit work on virtually any computing platform and implement a full scale system in days, rather than weeks or months.

THE MARKET

Wal-Mart, along with the U.S. Department of Defense and the FDA, kick-started the entire RFID industry in 2003 when they announced plans for revolutionizing the supply chain with RFID technology. RFID would enable a more visible and effective supply chain and better tracking of corporate assets. Other benefits included lower labor cost, reduced product theft, elimination of counterfeiting and reduced stock outages. According to figures released by the National Retail Foundation, out of stock alone was a $92 billion annual across all retail establishments in 2010.

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

All that changed in the middle of 2010.

Retailers at all points on the price spectrum are now embracing RFID and are positioning themselves to gain market share from rivals and operate more intelligently. Wal-Mart has thrown its considerable weight behind item-level RFID in the apparel category as have JCPenney, Macy’s and Dillard’s. The world’s leading specialty apparel retailers — GAP Inc. and Inditex (operator of multiple retail banners, including Zara) — are both devoting energy to RFID, as is Banana Republic. Wal-Mart’s decision to initiate tagging of all men’s jeans, socks, underwear and t-shirts is significant, especially considering that some of the items being tagged sell for less than $5. The significance of the fact that disposable RFID tags are now being applied to millions of items with retail price points of $5 or less shatters the myth that RFID tags are too expensive to provide ROI.

An October 2011 survey of 58 suppliers and 56 retailers in North America, conducted by Accenture – Item-Level RFID Initiative – confirmed that many executives across the entire retail supply chain are convinced that item-level RFID can improve efficiencies and boost sales. More specifically, the results of this survey by Accenture suggest:

  Item-level RFID may be creating a competitive advantage for early adopters by giving them better inventory accuracy, visibility, and insight, enabling them to improve in-stock positions and increase sales.
  For some processes, the technology can now drive improvements several orders of magnitude better than current standard methods. For example, taking a store inventory, once a project of days or weeks, can now be tallied with lightning-fast near-perfect accuracy.
  Costs of RFID tags are falling and will continue to fall as the rate of adoption increases.
  Most major apparel and footwear retailers will adopt RFID technology in some of the business within the next 3-5 years if recent momentum continues.

Stores that utilize RFID become more attractive shopping destinations. Better on-shelf availability, faster checkout and amenities such as “smart” fitting rooms are a powerful draw.

CYBRA anticipated this trend in planning the architecture of its EdgeMagic product. After a number of difficult years in which we waited for the RFID curve to take off, we believe that we are now well positioned to leverage our IP to gain market share with respect to this fast emerging trend.

RFID Business Forecasts

A selection of quotes from recent analyst reports predicts that 2012 will be a growth year for RFID and that apparel will be the principal industry affected.

Jan 2012	“58 percent of respondents [in the apparel market] indicated plans to increase RFID budgets in 2012.”

Oct 2011	“Apparel RFID will grow at double the rate of the overall RFID market through the next ten years.”
Nov 2011	“…we appear to have reached an inflection point - a level of RFID critical mass never seen before.”
Nov 2010	“[RFID is]…biggest retail supply chain transformation since the bar code …”
July 2011

“…fastest-growing application between now and 2016 will be item-level tracking… will exceed a 37% growth rate. “

“RFID software revenue should approach $500 million in 2016… compound annual growth rate of more than 20%.”

“…growth in retail item-level tagging is huge … The average growth rate is close to 60% for the next three years.”

Jan 2011	“Inventory accuracy of more than 95%, up from an average of 62%. …time savings of 96% out-of-stock reductions of up to 50% ”
Jan 2011

“40% of 125 survey respondents denote that a pilot store is part of their RFID roll-out strategy”

“… consumer goods, apparel, and consumer electronics are top three product categories that retailers are currently tagging or plan to tag.”

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

  Thermal bar code tags

  Thermal care labels

  RFID smart labels

  Laser printed bar code documents

  Ink jet printed documents

  Plastic ID cards with magnetic stripe encoding

  Fabric care labels

  Double sided direct thermal shipping/packing list labels

In our legacy direct market, which can be defined as IBM Power System i users of bar code and RFID labeling, CYBRA faces one major competitor, T.L. Ashford of Covington, Kentucky, a private company of similar size to CYBRA. The competitor entered the bar code labeling software arena a few years before we did. To the best of our knowledge, the competitor has a larger base of System i bar code labeling customers than we have. We estimate their customer base at around more than 4,000. The competitor’s base price is lower than ours, but we believe that additional features can level out the price difference. To the best of our knowledge, the competitor sells software only, and does not offer bar code and RFID equipment, supplies or services.

We began to expand the MarkMagic product beyond the IBM Power System i platform in 2010 and we anticipate a number of competitors on those other platforms – Windows, UNIX, Aix, Linux. We believe that many of these competitors are well financed and have large customer installed bases. We expect CYBRA’s appeal to end user customers will be based on our feature set, multiple platform support, multiple document type support, and experience and track record in integrating with business software packages and the upgrade path we provide to those requiring or anticipating a full RFID control solution. Our prime target customers – software OEM companies and system integrators – tend to be attracted to CYBRA for ease of integration into their software packages, multiple platforms supported, the wide range of capabilities available (thus lowering their R&D burden) and competitive discount structure.

Enterprise barcode labeling software vendors in the non-IBM Power System i space include:

  Loftware
  Teklynx
  Seagull Scientific
  Niceware
  Unibar

COMPETITION — EdgeMagic

In the RFID market, we anticipate that we will face many competitors as the market grows. Many of these will be large companies, both public and private. There are, to our knowledge, currently no clearly dominant companies in the RFID space. We anticipate that CYBRA’s appeal will be based on our multiple platform support and our experience and track record in providing solutions for developers of business software packages.

Currently, Tyco Retail Solutions, Checkpoint Systems and Xterprise are the leaders in RFID production and implementation. Other manufacturers and providers of RFID to the retail industry include companies such as Impinj, Intermec and Avery Dennison.

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

On platforms other than System i, EdgeMagic’s advantages are ease and speed of integration, superior performance, ease of use and scalability.

Included certified EPC-compliant label templates, pre-configured interfaces to leading ERP and WMS packages, and modular device control allow customers to roll out both open loop and closed loop industrial strength RFID solutions in far less time than with competing solutions.

High-end competitors (selling a suite of products to a specific industry) include:

  BEA Weblogic RFID Platform Edge Server
  Fluensee
  Globeranger
  IBM
  InSync
  OAT Systems (Owned by Checkpoint)
  Odin Technologies
  Omnitrol Networks
  RFID GlobalSolution
  S3Edge
  Stratum Global
  TAGSYS
  Vue Technology (Owned by Tyco)
  Xterprise

Low end (selling stand-alone tools that are not industry-specific) includes EPCSolutions Tag Manager.

PARTNERSHIPS

CYBRA has established partnerships with key bar code and RFID companies. CYBRA partners fall into one or more of the following categories:

  OEM partners who have integrated MarkMagic into their application software products that also sell through VARs and Systems Integrators.
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
  Channel Partners whose products CYBRA resells to provide a single source for a customer’s entire bar code label and RFID needs. The table below contains a list of our key partners, the type of relationship(s) and the product(s) involved:
Company	OEM	Technology	Channel	Product
Apparel Business Systems	[ x ]			MarkMagic Labels Development
Infor	[ x ]			MarkMagic Labels Runtime
Manhattan Assoc.	[ x ]			MarkMagic Labels Runtime
Network Systems	[ x ]			MarkMagic Labels Development

Company	OEM	Technology	Channel	Product
Vormittag Assoc.	[ x ]			MarkMagic Enterprise Development
Wynne Systems	[ x ]			MarkMagic Labels Development
Avery Dennison		[ x ]	[ x ]	Printers, Supplies, and RFID Encoders and Care Label Printers and Supplies
Datamax		[ x ]	[ x ]	Printers, Supplies, and RFID Encoders
HP		[ x ]	[ x ]	HP PCL laser printers
IBM		[ x ]	[ x ]	Printers, Supplies, and RFID Encoders, System servers
Intermec		[ x ]	[ x ]	Printers, Supplies, and RFID Encoders
Impinj		[ x ]	[ x ]	RFID Readers and antennas
Motorola		[ x ]	[ x ]	RFID Readers, Mobile Computers, Wireless Networks, Bar Code Scanners
Printronix		[ x ]	[ x ]	Printers, Supplies, and RFID Encoders
Psion Teklogix		[ x ]	[ x ]	RFID Readers, Mobile Computers, Wireless Networks
SATO		[ x ]	[ x ]	Printers, Supplies, and RFID Encoders
Zebra		[ x ]	[ x ]	Label and Plastic Card Printers, Supplies, and RFID Encoders
Alien Technologies			[ x ]	RFID UHF readers and tags
Microscan			[ x ]	Fixed bar code scanners
Tagsys			[ x ]	RFID HF and UHF readers and tags

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

Research and Development

In fiscal year 2011, the Company spent $242,675 on Research and Development activities and in fiscal year 2010, the Company spent $215,772 on Research and Development activities. For the years ended December 31, 2011 and 2010, all costs were borne directly by CYBRA. No customers paid for these activities in any direct manner.

Employees

As of March 15, 2012, the Company employed 12 full time employees. In addition, the Company retains the services of consultants and other third-parties on an as-needed basis.

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

We did not pay the Debentures when they became due on April 10, 2011. Holders of Debentures having an aggregate principal amount of $1,195,000 have agreed to extend the term of their Debentures until December 31, 2012. We can provide no assurance that we will be able to generate adequate revenue from our operations to pay such Debentures when they mature or to refinance or further extend the term of the Debentures at that time.

We may not be able to generate sufficient cash flow or raise sufficient capital to successfully operate or expand our business.

Our continued operations will depend upon the availability of cash flow from operations and our ability to raise additional funds through various financing methods. If sales or revenues do not meet expectations, or cost estimates for development and expansion of our business prove to be inadequate, we will require additional funding. If additional capital cannot be obtained, we may have to delay or postpone acquisitions, development or other expenditures, which can be expected to harm our competitive position, business operations and growth potential. There can be no assurance that cash flow from operations will be sufficient to fund our financial needs, or if such cash flow is not sufficient, that additional financing will be available on satisfactory terms, if at all. Changes in capital markets and the cost of capital are unpredictable. Any failure to obtain such financing, or obtaining financing on unfavorable terms, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

We have had limited revenues and experienced significant net losses thus far.

To date, we have had limited revenues. We had revenues of $1,800,654 and $1,605,744 in fiscal years 2011 and 2010, respectively. In fiscal year 2011, we had a net loss of $208,202 and in fiscal year 2010, we had a net loss of $2,491,966. Because we are subject to all risks inherent in a business venture it is not possible to predict whether or not our current and proposed activities will be sufficiently profitable. Prospective purchasers of our securities should bear in mind that, in light of the risks and contingencies involved, no assurance can be given that we will ever generate enough revenue to offset expenses or to generate a return on invested capital. There is no guarantee of our successful, profitable operation. Our failure to achieve or maintain profitability can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

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

  our ability to be profitable in the future;

  our investments in longer-term growth opportunities;

  our ability to expand our marketing network, and to enter into, maintain, renew and amend strategic alliance arrangements on favorable terms;

  changes to offerings and pricing by us or our competitors;

  fluctuations in the size of our customer base, including fluctuations caused by marketing efforts and competitors’ marketing and pricing strategies;

  the effects of commercial agreements and strategic alliances and our ability to successfully integrate them into our business;

  technical difficulties, system downtime or interruptions;

  the effects of litigation and the timing of resolutions of disputes;

  the amount and timing of operating costs and capital expenditures;

  changes in governmental regulation and taxation policies;

  events, such as a sustained decline in our stock price, that cause us to conclude that goodwill or other long-term assets are impaired and for which a significant charge to earnings is required; and

  changes in, or the effect of, accounting rules on our operating results.

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

Bar code and RFID software companies compete for customers based on industry experience, know-how, technology and price, with the dominant providers conducting extensive advertising campaigns to capture market share. Many of our competitors have (i) greater financial, technical, engineering, personnel and marketing resources; and (ii) better name recognition. These advantages afford our competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage resellers to carry competitive products, (c) negotiate more favorable distribution contracts with resellers and (d) negotiate more favorable contracts with suppliers. We believe additional competitors may be attracted to the market, including IBM, Oracle, Microsoft, and HP. We also believe existing competitors are likely to continue to expand their offerings.

Current and prospective competitors include many large companies that have substantially greater market presence and greater financial, technical, marketing and other resources than we have. We compete directly or indirectly with the following categories of companies:

  System i Label Software

  System i Forms Software

  UNIX/Linux/Windows Label Software

  UNIX/Linux/Windows Forms Software

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

Management of CYBRA currently beneficially owns approximately 57.6% of the outstanding shares of our Common Stock. As a result, management possesses meaningful influence and control over the Company, and may be able to control and direct the Company’s affairs, including the election of directors and approval of significant corporate transactions for the foreseeable future.

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

We have 1,023,669 outstanding Class A Warrants exercisable at $0.75 per share, which expire in March 2013 and 7,876,735 outstanding Class B Warrants exercisable at prices ranging from $1.00 to $1.75 per share, which expire in March and April, 2013. Holders of certain Class B Warrants may not exercise the warrant if, after giving effect to the issuance of shares after exercise, such holder would beneficially own more than 4.99% of our outstanding shares.

We also have 2,840,000 shares of Common Stock issuable upon exercise of the outstanding Debentures, and an additional 2,090,000 shares of Common Stock issuable upon exercise of an equal number of shares of Series A Preferred Stock. The Debentures and the Series A Preferred Stock are generally convertible into shares of Common Stock at any time at the option of the holders thereof.

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

In response to the material weaknesses that management identified in connection with its assessment of internal control over financial reporting for the year ended December 31, 2010, management has taken certain remedial measures that we believe will correct the design and operational effectiveness of such internal controls; however, we cannot guarantee that such remedial measures will actually correct the design and operational effectiveness of internal controls and that in the future we will not discover additional material weaknesses in internal control over financial reporting.

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

  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its administrative and R&D offices in approximately 3,400 square feet of space located at One Executive Blvd., Yonkers, New York 10701 under a lease that expires January 31, 2014. Monthly rent for the remainder of the term of the lease will be $6,689, which includes electricity.

CYBRA also leases approximately 1,100 square feet in West Seneca (Buffalo), New York for sales and customer support. The Company is leasing this space for a period of two years, beginning June 1, 2010. Monthly rent is currently $945. On June 1, 2012 it will be increased to $964. Electricity is billed directly from the utility company.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. Mine Safety Disclosures.

N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading in our Common Stock began in the third quarter of 2008. Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “CYRP”. The following table sets forth the range of high and low bid prices per share of our Common Stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. It should be noted that although there may have been sales of the Common Stock during the periods set forth below, there may not have been quotes reported by the OTC Bulletin Board. This is reflected in the columns below with dashes. The zeroes in the table below indicate when there were two market makers posting a zero quote.

2011:	High	Low
Quarter ended March 31, 2011	$0.00	$0.00
Quarter ended June 30, 2011	$0.00	$0.00
Quarter ended September 30, 2011	$-	$-
Quarter ended December 31, 2011	$0.10	$0.05

2010:	High	Low
Quarter ended March 31, 2010	$0.51	$0.10
Quarter ended June 30, 2010	$0.59	$0.50
Quarter ended September 30, 2010	$0.60	$0.25
Quarter ended December 31, 2010	$0.55	$0.15

Holders

As of March 15, 2012, there were 98 record owners of our Common Stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized For Issuance under Equity Compensation Plan

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plan
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	4,921,046
Equity compensation plans not approved by security holders	—	—	—
Total		—	4,921,046

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

Comparison of the years ended December 31, 2011 and 2010

The following table summarizes certain aspects of our results of operations for the years ended December 31, 2011 and 2010

	Years Ended
	December 31,
	2011	2010	Change $	Change %

Revenues
Products	884,739	$806,980	$77,759	10%
Services	915,915	798,764	117,151	15%
Total Revenues	1,800,654	1,605,744	194,910	12%

Direct Costs
Equipment Purchases	345,909	$143,272	$202,637	141%
Royalties & Consulting	48,561	50,243	(1,682)	-3%
Total Direct Costs	394,470	$193,515	$200,955	104%
% of total revenues	22%	12%

Gross margin	1,406,184	$1,412,229	$(6,045)	0%
% of total revenues	78%	88%

	Years Ended
	December 31,
	2011	2010	Change $	Change %

Research and development costs	242,675	$215,772	$26,903	12%
% of total revenues	13%	13%

Sales and marketing expenses	138,737	$173,550	$(34,813)	-20%
% of total revenues	8%	11%

General and administrative expenses	1,167,645	$1,594,243	$(426,598)	-27%
% of total revenues	65%	99%

Interest expense	114,459	$173,616	$(59,157)	-34%
% of total revenues	6%	11%

Other Income (Expenses)	49,130	$(1,747,014)	$1,796,144	-103%
% of total revenues	3%	-109%

Income (Loss) Before Taxes	(208,202)	$(2,491,966)	$2,283,764	-92%
% of total revenues	-12%	-155%

Cash and cash equivalents	54,535	24,335	30,200	55%
Working capital deficit	(2,517,483)	(2,410,668)	(106,815)	4%
Net cash used in operating activities	38,175	64,847	(26,672)	-70%
Net cash used in investing activities	(18,447)	(16,357)	(2,090)	11%
Net cash provided by financing activities	86,822	47,500	39,322	-100%

Revenues

Revenues were $1,800,654 and $1,605,744 for the years ended December 31, 2011 and 2010. This is an increase of $194,910 or 12% for the year ended December 31, 2011 as compared to 2010. Sales for our most recent RFID product, EdgeMagic, increased 63% during 2011, mirroring the general trend of increased market acceptance of RFID technology, particularly in the apparel sector. Demand for services showed an increase as RFID projects are more service intensive than our traditional mix. We expect these trends to continue contributing to positive growth in revenues in 2012.

Direct Costs

The costs for equipment that was resold to customers increased 141% from $143,372 to $345,909 for the year ended December 31, 2011 as compared to 2010. As EdgeMagic sales tend to be more of an “end-to-end” solution than MarkMagic sales, the increase in EdgeMagic sales resulted in an increase in sales of hardware, supplies and services.

Gross Margin

Gross Margin as a percentage of sales for the year ended December 31, 2011 was 78% as compared to 88% in the year ended December 31, 2010. This was due to an increase in EdgeMagic projects that include a higher concentration of lower margin hardware and supplies than our traditional mix of MarkMagic sales.

Research and Development Costs

Research and development costs for the year ended December 31, 2011 as compared to December 31, 2010 increased 12% from $215,772 to $242,675. These costs consisted primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products, and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with ASC 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2010, and all costs after that date have been expensed in accordance with ASC 985-20-25. During the years ended December 31, 2011 and 2010, the software development costs that were expensed were $102,104 and $226,605, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, trade shows, advertising and promotional expenses. There was a decrease of 20% from $173,550 in 2010 to $138,737 in 2011. This is due to lower sales commissions paid out in 2011 and a reduced reliance on sales consultants.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased 27% from $1,594,243 to $1,167,645 for the years ended December 31, 2011 and 2010, respectively. This reflects managements’ ongoing commitment to control costs as well as a substantial drop in amortization. Specific categories of cost reduction in 2011 included payroll, insurance, legal fees and stock based compensation.

Interest Expense

Interest expense for the years ended December 31, 2011 as compared to the same period in 2010 decreased by 34% from $173,616 to $114,459. Interest expense in 2010 represented interest accrued on, and amortization of deferred financing costs related to, the 8% Convertible Debentures originally due April 10, 2009 (the “Debentures’). Amortization of these deferred financing costs ceased in April 2009 and standard interest continued to accrue on the Debentures. On June 8, 2010, holders of our Debentures having an aggregate principal amount of $1,445,000 converted outstanding interest due through April 2010 into shares of common stock. On the same date, 16 holders of Debentures having an aggregate principal amount of $1,045,000 agreed to exchange their Debentures for a new class of preferred stock of the Company having terms similar to those in the Debentures. This reduction in principal on which interest was calculated resulted in decreased interest expense for year ended December 31, 2011.

Other Income (Expense)

Other income and expenses decreased for the year ended December 31, 2011 compared to 2010 because in 2010 we recorded net charges of $1,763,303 related to restructuring the 8% debentures. Other Income (expense) decreased from ($1,920,630) in 2010 to ($65,329) in 2011. Large expenses in 2010 were recorded in connection with the renegotiation and restructuring of the Debentures in 2010, whereas no such expenses were recorded in 2011. In addition, interest expense was partially offset in 2011by income from a refundable state tax credit and interest.

Provision for Income Taxes

The provision for income taxes consists of provisions for state franchise taxes.

We recorded no income tax expense or benefit for the years ended December 31, 2011 and 2010. The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset that we believe we are unlikely to be able to realize.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for the years ended December 31, 2011 and 2010.

	Years Ended
	December 31,
	2011	2010	Change $	Change %
Cash and cash equivalents	54,535	24,335	30,200	55%
Working capital deficit	(2,517,483)	(2,410,668)	(106,815)	4%
Net cash used in operating activities	(38,175)	(64,847)	26,672	-70%
Net cash used in investing activities	(18,447)	(16,357)	(2,090)	11%
Net cash provided by financing activities	86,822	47,500	39,322	-100%

As of December 31, 2011, our principal source of liquidity was cash of approximately $54,500. Our operations used $38,175 in cash during the years ended December 31, 2011 as compared to $64,847 for the same period in 2010.

To sustain operations under our current structure, we need cash of approximately $120,000 per month to fund research and administrative expenses. Management is confident that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was approximately $2,517,000 at December 31, 2011. The deficit in working capital included approximately $1,420,000 in liabilities related to the Debentures. It also included $424,966 in deferred revenues that require settlement in future services rather than cash.

During the year ended December 31, 2011 we issued 10,000 shares of common stock for services rendered as directors for total compensation of $7,500. During the year ended December 31, 2010, we issued 285,000 shares of common stock for services rendered as consultants and directors for total compensation of $147,750.

As of the first quarter of 2012, we are operating above break-even on a cash flow basis. Although there has been an upturn in business, full collection of receivables during much of 2011 took longer than previous periods. As we moved into 2012, this is now less of a problem as management instituted changes to billing methods to shorten collection times. We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular. Wal-Mart’s implementation of RFID tracking throughout its stores for selected apparel goods sparked a game-changing trend towards industry-wide acceptance of item level RFID tagging. Apparel suppliers represent a large segment of our customer base. Wal-Mart is often a pioneer in new technology, with other retailers following suit. JC Penney, Dillard’s and, most recently, Macy’s and Bloomingdale’s have already joined Wal-Mart in mandating that their suppliers - among them many CYBRA customers - to tag their apparel goods at the item level. We therefore expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2012. In addition to apparel retail mandates, EdgeMagic is also being employed by companies in various industries for track and trace initiatives. Furthermore, we believe that the hiring of a Vice President Sales and Marketing with extensive industry experience and success, particularly in RFID, will continue to contribute significantly to revenue improvement.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011. In March 2012, holders of Amended Debentures having a total principal balance of $1,195,000 signed a Forbearance Agreement in which such holders agreed to forebear from taking any action to enforce collection of their Amended Debentures until the earlier of (i) December 31, 2012 or (ii) the occurrence of a Material Adverse Event (as defined in the Securities Purchase Agreement with respect to the Debentures). Management has continued negotiations with the holders of these Amended Debentures to extend their term, exchange them for equity, or to otherwise provide for their payment. No assurance can be given that these negotiations will be successful and the effects of unsuccessful negotiations cannot be determined.

Critical Accounting Policies

Revenue recognition
The Company recognizes revenues in accordance with FASB ASC 985-605, Software Revenue Recognition.

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

Software Costs
The Company accounts for software development costs in accordance with ASC 985.730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of enhancements to MarkMagicTM be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs
Research and development costs incurred after completion of development of a product are expensed as incurred.

Derivative financial instruments
The Company accounts for its Warrants, as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument

Impact of Derivative Accounting
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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of our assets are as follows:\\

Furniture and Office Equipment	5 years
Computer Software	3 years
Leasehold Improvements	Life of Lease

Non-Cash Expense Items

During the year ended December 31, 2011, there were transactions and events resulting in non-cash expenses that affected our net income.

The following table summarizes the non-cash expense items, total amount and percentage of our net loss for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010

Cash and non cash items in net loss
Cash	$18,583	$(311,283)
Non cash	(226,785)	(2,180,683)
Net loss	(208,202)	(2,491,966)

Summary of non cash items
Debenture valuation adjustment	-	61,316
Reversal on debenture valuation adjustment	-
Reversal on liquidated damages	-	110,000
Loss on debt restructuring		(1,225,748)
Beneficial conversion costs	-	(88,083)
Loss on issuance of preferred stock		(620,788)
Interest Expense	(114,459)	(173,616)
Depreciation	(112,326)	(243,764)
Total Non-Cash Items	$(226,785)	$(2,180,683)

Percentage of Net Loss	109%	88%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is incorporated herewith by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework. As a result of that evaluation, management identified the following control deficiencies as of December 31, 2011 that constituted material weaknesses:

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

Based on management’s evaluation, because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010. Management has taken certain remedial measures that we believe will correct the design and operational effectiveness of such internal controls; however, we cannot guarantee that such remedial measures will actually correct the design and operational effectiveness of internal controls and that in the future we will not discover additional material weaknesses in internal control over financial reporting.

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

Item 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE.

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer, except that Jonathan Rubin and Isaac On were chosen by the purchasers of Debentures to serve as directors, as described below in Item 13. Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers serve at the pleasure of the Board of Directors and may be terminated at any time at will.

Directors

Name	Age	Present Position and Offices	Term of Office
Harold Brand	61	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	Since 1985
Sheldon Reich	54	Vice President Solutions and Director	Since 1990
Robert J. Roskow	68	Executive Vice President and Director	Since 1995
Jonathan Rubin	41	Director	Since 2007
Isaac Onn	60	Director	Since 2011

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

Isaac Onn has been the CEO and Treasurer of Ness Energy of Israel Inc. since 2008. From 2001 to 2008, Mr. Onn was the president of IPA, Fuel Services Ltd (Israel). He has a long history in the wholesale and retail energy sectors including 27 years with Delek, The Israeli Fuel Corporation Ltd. , one of the largest gasoline retailers in Israel. His varied experience includes a stint with Mooney Airplane Company, a manufacturer of high performance single engine aircraft. A veteran of the Israel Air Force, Mr. Onn has served on the board of directors of the following companies: Erez-Tal-Bar Ltd (Israel), IPA, Fuel Services Ltd (Israel), Diversified Senior Services (USA), Airtrax Inc. (USA) , Seeworld, Inc. (USA), Aprecia, Inc. (USA), Ness Energy of Israel Inc. (USA) and Intellect Neurosciences, Inc. (USA). Mr. Onn is a graduate of the Tel Aviv College of Management and Ono Academic Law School, Israel. We have determined that Mr. Onn’s prior business experience makes him well suited to serve as a director of CYBRA.

Officers

In addition to Harold Brand, Sheldon Reich and Robert J. Roskow, the following person also serves as an officer of the Company:

Name	Age	Present Position and Offices	Term of Office
Charles M. Roskow	40	Vice President of Operations	Since 2006

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

Based on our records and other information available to us, except with respect to the failure of Jonathan Rubin, a director, and Matt Rothman, a former director, to each file Form 4’s with respect to the receipt of 5,000 shares of common stock in December 2011 as compensation for serving as a director, we believe that, in 2011, all Section 16(a) filing requirements were satisfied.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all the compensation earned by Mr. Harold Brand who is serving as the Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), and Sheldon Reich, the Vice President of Marketing, for the last two completed fiscal years. The Company had no other executive officers whose aggregate compensation was in excess of $100,000 during the aforementioned fiscal years.

SUMMARY COMPENSATION TABLE

			All Other
		Salary	Compensation	Total
Name and principal position	Year	($)	($)	($)
Harold Brand, Chairman, Chief Executive Officer and Interim Chief Financial Officer	2011 2010	180,000 180,000	58,094	238,094[1]
Sheldon Reich, Vice President of Marketing	2011 2010	103,740 103,740	31,283	135,023[2]

(1) This amount consists of $18,692 of salary, and $11,349 of bonus, that were voluntarily deferred by Mr. Brand as well as additional compensation of $46,745 paid in the form of common stock.

(2) This amount consists of $10,773 of salary, and $5,217 of commissions that were voluntarily deferred by Mr. Reich as well as additional compensation of $26,066 paid in the form of common stock.

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

Director Compensation

Inside directors are not compensated in their roles as directors. They are reimbursed, however, for reasonable expenses incurred on behalf of the Company. Outside Director compensation is $7,500 per year, plus expenses, for up to four regular meetings per year and an unspecified number of special meetings. For any additional in person meetings, compensation is $750 per meeting. In 2011, Messrs. Rubin and Rothman each received 5,000 shares of common stock and $3,750 in cash for services rendered as a director in 2011.

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

Dr. Shlomo Kalish, a CYBRA founder, is an Israel-based technology investor. In January 2007, Dr. Kalish made the 39th slot in Forbes’ Midals List of top dealmakers in the world, and first among Israeli dealmakers. In 1994, Dr. Kalish founded The Jerusalem Global Group, a technology focused investment house, and in 1999 he founded Jerusalem Global Ventures, a venture capital firm managing $120M. Jerusalem Global Ventures invests in seed and early-stage communications, information technology and life sciences companies. From 1997 to 1999, Dr. Kalish served as a General Partner of Concord (K.T.) Ventures I, LP, a leading Israeli venture capital fund, where he was responsible for the investments in Oridion Medical and Oren Semiconductors. Dr. Kalish frequently appears in the media and has been featured on the cover of Upside Magazine. He has also been cited in The Wall Street Journal, Dow Jones, Business Week and other business publications. Dr. Kalish holds a Ph.D. in Operations Research from MIT, a M.Sc. from the Sloan School of Management at MIT and a B.Sc. from Tel Aviv University. From 1970 to 1975 Dr. Kalish served in the Israeli Air Force as a fighter pilot. Dr. Kalish is active on the boards of many nonprofit organizations and academic institutions, including Shalom Beineinu, a charitable organization of which he is Chairman; the Board of Governors of Bar Ilan University; the Board of Governors of the Technion and The Jerusalem College of Technology. Dr. Kalish serves on the board of Saifun Semiconductors — selected by Globes, an Israeli business journal, as one of Israel’s most successful startups, Valor Computerized systems, as well as a number of JGV’s portfolio companies.

The Advisory Board meets infrequently on an as needed basis. Members of the Advisory Board are not compensated but are reimbursed for travel-related expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 15, 2012: (i) each person who is known by CYBRA to own beneficially more than 5% of the outstanding Common Stock; (ii) each of the directors of CYBRA; and (iii) all executive officers and directors of CYBRA as a group. The address of each director and Named Executive Officer listed in the table below is c/o CYBRA Corporation, One Executive Boulevard, Yonkers, NY 10701.

	Number of
	Shares
Name and Address of	Beneficially		Percentage of Shares
Beneficial Owner	Owned		Beneficially Owned(1)

Directors and Officers

Harold Brand	7,596,460		48.9%

Robert Roskow	662,968		4.3%

Sheldon Reich	831,560	(2)	6.6%

Jonathan Rubin	25,000		*

Isaac Onn	-		*

All Officers and Directors as a Group (5 persons)	9,115,988		57.6%

Sam Rothman c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,600,833	(4)	10.1%

Sholom Chaim Babad c/o ABC, Inc. 149 Burd Street Nyack, NY 10960	1,080,000	(5)	6.8%

*	Less than 1%.
(1)	Based upon 15,529,667 shares issued and outstanding as at March 15, 2012.
(2)

Includes 200,000 shares issuable to Mr. Reich’s wife upon conversion of 8% Convertible Debentures, and 100,000 shares issuable upon exercise of Class B warrants. Mr. Reich disclaims beneficial ownership of all such shares. Does not include shares of Common Stock that may be issued upon payment of accrued and unpaid interest of the 8% Convertible Debentures.

(3)

Includes 200,000 shares issuable upon conversion of 8% Convertible Debentures, and 100,000 shares issuable upon exercise of Class B warrants that are presently exercisable. Does not include shares of Common Stock that may be issued upon payment of accrued.

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

The Company agreed, in connection with the private placement, to allow the purchasers of Debentures to appoint two members to its Board of Directors. Jonathan Rubin and Matt Rothman were chosen by the Purchasers to join the Board of Directors.

In December 2011 Mr. Matt Rothman resigned from the Board of Directors. Mr. Isaac Onn was appointed to the Board of Directors at that time, with the concurrence of a majority of Debenture Holders.

The Board of the Company has confirmed, that in accordance with FINRA Rule 4200, only Messrs. Jonathan Rubin and Isaac Onn are deemed Independent Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of KBL, LLP (“KBL”), our independent registered public accounting firm, has audited our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010. The aggregate fees we paid to KBL for the years ended December 31, 2011 and December 31, 2010 were as follows:

KBL, LLP	2011	2010
Audit Fees	$36,000	$30,000
Audit-Related Fees	-0-	-0-
Total Audit and Audit-Related Fees	$36,000	$30,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

We have audited the accompanying balance sheets of CYBRA Corporation ("the Company") as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBL, LLP

New York, New York
April 12, 2012

CYBRA CORPORATION

BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash	$54,535	$24,335
Accounts receivable, less allowance for doubtful accounts of $6,000	196,207	221,590

Total Current Assets	250,742	245,925

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation of $291,239 and $281,017	59,472	51,246
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $678,137 and $576,033	564	102,668
SECURITY DEPOSITS AND OTHER ASSETS	11,645	11,654

TOTAL ASSETS	$322,423	$411,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accrued interest	426,845	313,246
Accounts payable and accrued expenses	245,265	329,283
Deferred officer/director compensation	116,827	131,827
Loans from shareholders in contemplation of private placement of common stock	47,500	47,500
Note payable under financial institution line of credit	86,822	-
Deferred revenue	424,966	414,737
TOTAL CURRENT LIABILITIES	2,768,225	2,656,593

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090
Common stock, par value $0.001 per share, 100,000,000 shares authorized; 15,529,667 and 15,519,667 shares issued and outstanding at December 31, 2011 and 2010, respectively	15,529	15,519

Additional Paid - in capital	6,761,514	6,754,024

Accumulated deficit	(9,224,935)	(9,016,733)

Total Stockholders' Deficit	(2,445,802)	(2,245,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$322,423	$411,493

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

REVENUES
Products	$884,739	$806,980
Services	915,915	798,764
TOTAL REVENUES	1,800,654	1,605,744

Cost of Goods Sold	345,909	143,272
Consulting/Royalties	48,561	50,243
	394,470	193,515

GROSS PROFIT	1,406,184	1,412,229

Research and Development	242,675	215,772
Selling, General and Administrative	1,306,382	1,767,793
TOTAL OPERATING EXPENSES	1,549,057	1,983,565

(LOSS) FROM OPERATIONS	(142,873)	(571,336)

OTHER INCOME (EXPENSE)
Reversal on debenture valuation adjustment	-	61,316
Reversal of liquidated damages	-	110,000
Loss on debt restructuring	-	(1,225,748)
Beneficial conversion cost in connection with issuance of common stock in exchange for interest payable	-	(88,083)
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 exchanged for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange		(620,788)
Interest expense, includes amortization	(114,459)	(173,616)
Refundable state tax credits	49,120	16,243
Interest income	10	46
Total other income (expense)	(65,329)	(1,920,630)

NET (LOSS)	$(208,202)	$(2,491,966)

PER SHARE DATA
Basic and diluted net (loss) per share	$(0.01)	$(0.17)

Basic and diluted weighted-average shares outstanding	15,520,490	15,080,701

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Series A 10% Convertible
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in-capital	Deficit	Total

Balance at January 1, 2010	-	$-	13,766,662	$13,767	$2,892,126	$(6,524,767)	$(3,618,874)

Common Stock issued to consultants in lieu of cash payments for services rendered			285,000	285	147,465		147,750

Common Stock issued in payment of accrued interest payable on 8% convertible debentures			981,144	980	489,592		490,572

Series A Preferred Stock issued in exchange for 8% convertible debentures	2,090,000	2,090			1,663,698		1,665,788

Valuation adjustment on old warrants exchanged for new warrants with extended terms and reduced exercise price, issued in connection with the renegotiation and exchange of debentures					1,225,748		1,225,748

Beneficial conversion cost resulting from stock issued in payment of accrued debenture interest at amounts less than the current quoted market price of the shares					88,083		88,083

Shares issued to officers and directors in partial payment of previously accrued deferred compensation of $93,157 and additional compensation of $129,643			436,861	437	222,362		222,799

Conversion of 8% Convertible Debentures into Common Stock			50,000	50	24,950		25,000

Net loss for the year						(2,491,966)	(2,491,966)

Balance at December 31, 2010	2,090,000	2,090	15,519,667	15,519	6,754,024	(9,016,733)	(2,245,100)

Common Stock issued to director in lieu of cash payments for services rendered			10,000	10	7,490		7,500

Net loss for the year						(208,202)	(208,202)

Balance at December 31, 2011	2,090,000	2,090	15,529,667	15,529	6,761,514	(9,224,935)	(2,445,802)

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,202)	$(2,491,966)

Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and Amortization	112,326	243,763
Stock based compensation to officers		129,643
Stock based compensation to outside directors	7,500	7,500
Stock based compensation to consultants	-	140,250
Reduction in allowance for doubtful accounts	-	11,000
Common Stock issued in payment of accrued interest payable on 8% convertible debentures	-	490,572
Loss on debt restructuring-warrants valuation adjustment	-	1,225,748
Beneficial conversion cost in connection with issuance of common stock in exchange for interest payable	-	88,083
Loss in connection with issuance of 10% convertible preferred stock valued at $1,665,788 in exchange for 8% convertible debentures with an outstanding balance of $1,045,000 at the date of exchange	-	620,788
Debenture valuation adjustment	-	(61,316)
Decrease in security deposit	9	-

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	25,383	(58,052)
(Decrease) in accounts payable and accrued expenses	(84,019)	(143,722)
(Decrease) increase in deferred officer/director compensation	(15,000)	134,419
(Decrease) in accrued liquidated damages	-	(110,000)
Increase (decrease) in accrued interest	113,599	(338,471)
Increase in deferred revenue	10,229	46,914
Net Cash (Used in) Operating Activities	(38,175)	(64,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(18,447)	(16,357)
Net Cash Used in Investing Activities	(18,447)	(16,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders in contemplation of private placement of common stock	-	47,500
Increase in note payable under financial institution line of credit	86,822	-
Net Cash Provided by Financing Activities	86,822	47,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,200	(33,704)

CASH AND CASH EQUIVALENTS
Beginning of period	24,335	58,039
End of period	$54,535	$24,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$1,369	$714
Interest	$-	$1,545

NON-CASH DISCLOSURES
Issuance of 978,703 shares of common stock in settlement of accrued interest payable to holders of 8% convertible debentures	$-	$490,572
Conversion of 8% Convertible Debentures into 50,000 shares of common stock	$-	$25,000
286,861 shares of common stock issued to officers and directors in partial payment of previously deferred compensation	$-	$93,157
Issuance of 2,090,000 shares of Series A Preferred Stock in exchange for 8% Convertible Debentures	$-	$1,665,788
Reversal of Mandatory Prepayment balance in connection with Debenture Amendment and Exchange Agreements	$-	$51,989

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Financial Status of the Company

At December 31, 2011, the Company had cash of $54,535 and a working capital deficit of $2,517,483. Additionally, the Company incurred a net loss of $208,202 for the year ended December 31, 2011, and had a stockholders’ deficit of $2,445,802. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the next year. These steps include increasing sales of EdgeMagic, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011. In March 2012, holders of Amended Debentures having a total principal balance of $1,195,000 signed a Forbearance Agreement in which such holders agreed to forebear from taking any action to enforce collection of their Amended Debentures until the earlier of (i) December 31, 2012 or (ii) the occurrence of a Material Adverse Event (as defined in the Securities Purchase Agreement with respect to the Debentures). Management has continued negotiations with the holders of these Amended Debentures to extend their term, exchange them for equity, or to otherwise provide for their payment. No assurance can be given that these negotiations will be successful and the effects of unsuccessful negotiations cannot be determined.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition
The Company recognizes revenues in accordance with ASC 985-605, Software Revenue Recognition.

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

Software Costs

The Company accounts for software development costs in accordance with ASC 985.730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of enhancements to MarkMagicTM be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires the development costs to be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the years ended December 31, 2011 and 2010 was $242,675 and $215,772, respectively.

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

Derivative Financial Instruments

The Company accounts for its Warrants, which are Class B Warrants issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Class A Warrants and Class B Warrants on April 10, 2006, and amended on June 8, 2010 to extend their maturity to April 10, 2013, and reduce the exercise prices to amounts between $1.00 and $1.30 from $1.75 (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

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

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognition, classification and disclosure of these uncertain tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $7,804 and $12,852 for the years ended December 31, 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal deposit insurance coverage. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. As of December 31, 2011, the Company does not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Trade receivables are presented net of an allowance for doubtful accounts of $6,000 for both years.

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

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

3. 8% CONVERTIBLE DEBENTURES AND DERIVATIVE FINANCIAL INSTRUMENTS

Original financing:

On April 10, 2006, the Company issued 8% Convertible Debentures (the “Debentures”) with a principal (“face”) value of $2,500,000, along with 7,500,000 detachable Stock Warrants (the “Warrants”) to several investors. The gross proceeds of this transaction were $2,500,000, consisting of $2,080,000 cash, $151,000 from the cancellation of debt incurred in 2005, $19,000 from the cancellation of debt incurred earlier in 2006 and $250,000 applied as finders’ fees. Interest on the Debentures was due semiannually at 8% per annum beginning December 31, 2006. Interest was also due upon conversion, redemption and maturity. The total interest paid in cash to two Debenture holders prior to April 10, 2009 was $16,982. Another Debenture holder converted its accrued interest to shares of common stock in 2009. The original Debentures matured on April 10, 2009, but were not paid on that date. As a result, the Debentures were in default; however, the Company renegotiated the terms of the Debentures, as described below.

The investors also received 7,500,000 Warrants, 2,500,000 of Class A Warrants and 5,000,000 of Class B Warrants, as part of the original sale of the Debentures. Each Class A Warrant gave the holder the right to buy one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for $0.75. Class A Warrants to purchase 2,123,800 shares of Common Stock remained outstanding and exercisable at any time through April 10, 2011. The Class A Warrants are no longer exercisable. The Class B Warrants were replaced with new Class B Warrants as described below.

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

The Debenture balances were $1,420,000 at December 31, 2011 and 2010.

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

In October 2010 one holder converted $10,000 of the principal amount of Amended Debentures into 20,000 shares of Common Stock. Outstanding interest on the converted principal was paid in 2,442 shares of common stock. The Company recorded a charge of $620,788 in the year ended December 31, 2010 in connection with the exchange of certain Debentures for Series A Preferred Stock.

At December 31, 2011, there were Warrants to purchase 5,829,400 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures. In previous years there were 2,047,335 Class B warrants issued in connection with a private placement.

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

The derivative financial instruments have not been designated as hedges. The purpose of their issuance was to raise additional capital in a more advantageous fashion than could be done without the use of such instruments. In addition to expecting the overall cost of capital to be less, the use of the derivative instruments reduces the cost to the common shareholders when the value of their shares declines in exchange for increasing the cost to the common shareholders when the value of their shares increases, all of which should tend to reduce the volatility of the value of the Company’s Common Stock.

Effects of the default prior to the amendment:

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date becomes, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount”, as more fully explained below under Payment Default on Amended and Restated 8% Convertible Debentures

During the year ended December 31, 2009 and the three months ended March 31, 2010, the Company recorded charges related to the Mandatory Prepayment Amount of $61,316 and $4,931, respectively. These charges were reversed during the quarters ended June 30, 2010 and September 30, 2010 as the relevant Debentures were modified or exchanged for Series A Preferred Stock.

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

See Note 13 Subsequent Event for description of a forbearance agreement with a majority of the debenture holders.

4. STOCK BASED COMPENSATION

During the year ended December 31, 2011 the Company issued 10,000 shares of common stock for services rendered as directors for total compensation of $7,500. During the year ended December 31, 2010, the Company issued 285,000 shares of common stock for services rendered as consultants and directors for total compensation of $147,750.

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

No stock options were outstanding at December 31, 2011. .

Stock option transactions to the employees, directors, and consultants are summarized as follows:

Stock Options Outstanding
Outstanding at January 1, 2010	100,000
Granted	0
Exercised	0
Outstanding at December 31, 2010	100,000

Options exercisable at December 31, 2010	100,000

Options outstanding at January 1, 2011	100,000
Granted	0
Exercised	0
Expired	(100,000)
Outstanding at December 31, 2011	0

Options exercisable at December 31, 2011	0

Following is a summary of the warrant activity:

			Weighted Avergage
		Avergage Exercise	Remaining
Class A and B Warrants	Number of Shares	Price per Share	Contractual Term In Years

Outstanding at December 31, 2010 – Class A	3,523,669	0.75	1.20
Outstanding at December 31, 2010 – Class B	7,876,735	1.29	2.46
Total Outstanding Warrants – December 31, 2010	11,400,404	1.13	2.07
Exercisable at December 31, 2010	11,400,404	1.13	2.07

Outstanding at December 31, 2011 – Class A	1,023,669	0.75	1.29
Outstanding at December 31, 2011 – Class B	7,876,735	1.29	1.19
Total Outstanding Warrants – December 31, 2011	8,900,404	1.23	1.21
Exercisable at December 31, 2011	8,900,404	1.23	1.21

5. PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consisted of the following:

			Estimate
	December 31,		Useful Life
			In Years
	2011	2010
Furniture and office equipment	$217,235	$198,787	5
Computer software	112,182	112,182	3
Leasehold Improvements	21,294	21,294	Life of
			Lease
	350,711	332,263

Less: Accumulated Depreciation	291,239	281,017

Net Property and Equipment	$59,472	$51,246

Depreciation and amortization of property and equipment amounted to $10,222 and $17,592 for the years ended December 31, 2011 and 2010, respectively.

			Estimate
	December 31,		Useful Life
			In Years
	2011	2010
Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	678,136	576,032

Net Software Development Costs	$564	$102,668

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730 (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $102,104 and $226,171 for the years ended December 31, 2011 and 2010, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at:

	December 31, 2011	December 31, 2010

Current assets and liabilities:
Accounts receivable	$(79,000)	$(92,000)
Accounts payable and accrued
expenses	(44,000)	57,000
Deferred Revenues	172,000	168,000
	49,000	133,000
Valuation Allowance	(49,000)	(133,000)
Net current deferred tax asset	-	-

Noncurrent assets and liabilities
Net operating loss carryforwards	$2,427,000	$2,487,000
Depreciation	-	(18,000)
	2,427,000	2,469,000
Valuation allowance	(2,427,000)	(2,469,000)
Net deferred tax asset	-	-

The valuation allowance for the deferred tax asset decreased by $126,000 for the year ended December 31, 2011.

The Company has net operating losses amounting to approximately $5,760,700 that expire in various periods through 2031. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The tax years ended December 31, 2008 through 2011 are open for examination by federal and state taxing authorities.

The statutory Federal income tax rate and the effective rate are reconciled as follows:

	Years Ended
	December 31,
	2011	2010
Statutory Federal income tax rate	34%	34%
State taxes, net of Federal tax benefit	5%	5%
Valuation allowance	-39%	-39%
	0%	0%

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

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2012	$80,099
2013	75,750
2014	6,313
$162,162

Rent expense amounted to $99,619 and $69,820 for the years ended December 31, 2011 and 2010, respectively. This includes additional expense for storage.

b. Note Payable under Financial Institution Line of Credit
The Company has an $115,000 credit line available through its bank. There was a balance due of $86,822 at December 31, 2011. The repayment period is 36 months. The interest rate varies at the bank’s prime rate and was 3.25% at December 31, 2011. Borrowings under the line of credit are personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

No contributions to the plan by the Company have been provided for the years ended December 31, 2011 or 2010.

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

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. The balance of deferred compensation was $116,827 as of December 31, 2011 and $131,827 as of December 31, 2010.

b. Profit Horizon, Inc.
Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the years ended December 31, 2011 and 2010, the Company incurred $18,000 and $34,000, respectively, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	December 31, 2011	December 31, 2010
8% Convertible Debentures	$1,420,000	$1,420,000

12. LOSS PER SHARE

Loss per share for the years ended December 31, 2011 and 2010 does not include the effects of 8,900,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees, directors and consultants, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive.

13. SUBSEQUENT EVENT

In March 2012, holders of Amended Debentures having a total principal balance of $1,195,000 signed a Forbearance Agreement in which such holders agreed to forebear from taking any action to enforce collection of their Amended Debentures until the earlier of (i) December 31, 2012 or (ii) the occurrence of a Material Adverse Event (as defined in the Securities Purchase Agreement with respect to the Debentures). Management has continued negotiations with the holders of these Amended Debentures to extend their term, exchange them for equity, or to otherwise provide for their payment. No assurance can be given that these negotiations will be successful and the effects of unsuccessful negotiations cannot be determined.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012

By:	/s/ Harold Brand
HAROLD BRAND
Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates as indicated.

Name	Title	Date

/s/ Harold Brand	Chairman of the Board,	March 30, 2012
HAROLD BRAND	Chief Executive Officer
(Principal Executive Officer), and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Sheldon Reich	Director	April 16, 2012
SHELDON REICH

/s/ Robert J. Roskow	Director	April 16, 2012
ROBERT J. ROSKOW

/s/ Jonathan Rubin	Director	April 16, 2012
JONATHAN RUBIN

/s/ Isaac Onn	Director	April 16, 2012
ISAAC ONN

INDEX TO EXHIBITS

3.1	Certificate of Incorporation[7]
3.2	Certificate of Designation of Series A Preferred Stock[6]
3.3	Bylaws[1]
4.1	Form of Securities Purchase Agreement dated as of April 10, 2006[1]
4.2	Form of Common Class A and B Stock Purchase Warrant dated as of April 10, 2006[1]
4.3	Form of 8% Convertible Debenture issued on April 10, 2006[1]
4.4	Form of Registration Rights Agreement dated as of April 10, 2006[1]
4.5	Form of Common Class A Stock Purchase Warrant issued in connection with private placement[4]
4.6	Form of Common Class B Stock Purchase Warrant issued in connection with private placement[4]
4.7	Form of Amended and Restated 8% Convertible Debenture due April 10, 2011[5]
4.8	Form of Class B Stock Purchase Warrant, dated as of April 10, 2006[5]
4.9	Form of Class B Stock Purchase Warrant, dated as of April 10, 2006[5]
4.10	Form of Class B Stock Purchase Warrant, dated as of April 10, 2006[5]
4.11	Form of Debenture Amendment and Exchange Agreement, dated as of April 10, 2009[5]
4.12	Form of Debenture Amendment and Exchange Agreement, dated as of April 10, 2009[5]
4.13	Form of Securities Exchange Agreement, dated as of April 10, 2009[5]
4.14	Form of Waiver and Confirmation by the Option C Holders[5]
10.1	2006 Incentive Stock Plan[1] †
10.2	Employment Agreement between Harold Brand and CYBRA dated as of April 30, 2006[1]
10.3	Form of Domestic Reseller Agreement[2]
10.4	Form of International Reseller Agreement[2]
10.5	Form of Premier Reseller Software Licensing Agreement between CYBRA Corporation and Solzon Corporation dated as of August 27, 2007[3]
10.6	Form of Technology License Agreement dated as of August 27, 2007[3]
10.7	Form of Contractor Agreement for System Integration and Consulting Services dated as of August 27, 2007[3]
10.8	Forbearance Agreement with holders of 8% convertible Debentures.
31.1	Section 302 Sarbanes-Oxley Certification – CEO+
31.2	Section 302 Sarbanes-Oxley Certification – CFO+
32.1	Section 906 Sarbanes-Oxley Certification – CEO+
32.2	Section 906 Sarbanes-Oxley Certification – CFO+

†	Compensatory Plan or Arrangement
1	Incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on June 16, 2006, File No. 333-135068.
2	Incorporated herein by reference to the Registrant’s 2006 Annual Report on Form 10-KSB filed with the Commission on April 2, 2007.
3	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 27, 2007.
4	Incorporated herein by reference to the Registrant’s 2008 Annual Report on Form 10-K filed with the Commission on April 2, 2009.
5	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 3, 2010.
6	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 4, 2010.
7	Incorporated herein by reference to Registrant’s 2010 Annual Report on form 10-K filed with the Commission on March 31, 2011.
+	Filed herewith.

With respect to the Certificate of Incorporation filed as Exhibit 3.1, the Registrant has filed a “composite” Restated Certificate of Incorporation in accordance with Item 601 of Regulation S-K promulgated by the Commission.