Form 10-Q
period 2012-03-31
CYBRA CORP
filed 2012-05-15
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes [   ]     No [X]

As of May 10, 2012, the registrant had 15,529,667 shares of Common Stock outstanding.

CYBRA Corporation

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYBRA CORPORATION

BALANCE SHEETS

	March 31,	December 31,

	2012	2011
	UNAUDITED
ASSETS
CURRENT ASSETS
Cash	$26,770	$54,535
Accounts receivable, less allowance for doubtful accounts of $6,000	239,663	196,207

Total Current Assets	266,433	250,742

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation of $293,538 and $291,239	57,696	59,472
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $678,262 and $678,137	438	564
SECURITY DEPOSITS AND OTHER ASSETS	11,645	11,645

TOTAL ASSETS	$336,212	$322,423

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accrued interest	455,479	426,845
Accounts payable and accrued expenses	254,464	245,265
Deferred officer/director compensation	116,827	116,827
Loans from shareholders in contemplation of private placement of common stock	47,500	47,500
Note payable under financial institution line of credit	8,203	86,822
Deferred revenue	444,756	424,966
TOTAL CURRENT LIABILITIES	2,747,229	2,768,225

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090

Common stock, par value $0.001 per share, 100,000,000 shares authorized; 15,529,667 shares issued and outstanding at March 31, 2012 and December 31, 2011	15,529	15,529

Additional Paid - in capital	6,761,514	6,761,514

Accumulated deficit	(9,190,150)	(9,224,935)

Total Stockholders' Deficit	(2,411,017)	(2,445,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$336,212	$322,423

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2012	2011

REVENUES
Products	$227,410	$330,623
Services	225,035	208,220
TOTAL REVENUES	452,445	538,843

Cost of Goods Sold	70,533	129,831
Consulting/Royalties	3,749	27,623
	74,282	157,454

GROSS PROFIT	378,163	381,389

Research and Development	58,775	61,543
Selling, General and Administrative	289,099	362,341
TOTAL OPERATING EXPENSES	347,874	423,884

INCOME (LOSS) FROM OPERATIONS	30,289	(42,495)

OTHER INCOME (EXPENSE)
Interest expense, includes amortization	(29,088)	(28,178)
Refundable state tax credits	33,584	-
Interest income	-	4
Total Other income (expense)	4,496	(28,174)

NET INCOME (LOSS)	$34,785	$(70,669)

PER SHARE DATA
Basic net income (loss) per share	$0.00	$0.00

Basic and diluted weighted-average shares outstanding	15,529,667	15,519,667

Fully diluted net income (loss) per share	$0.00	$0.00

Fully diluted weighted-average shares outstanding	20,479,667	15,519,667

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$34,785	$(70,669)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and Amortization	1,902	59,237

Changes in operating assets and liabilities
Increase in accounts receivable	(43,456)	(3,568)
Increase in accounts payable and accrued expenses	9,199	3,607
Increase in accrued interest	28,634	28,011
Increase in deferred revenue	19,790	11,400
Net Cash Provided by Operating Activities	50,854	28,018

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(7,375)
Net Cash (Used in) Investing Activities	-	(7,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable under financial institution line of credit	(78,619)	-
Net Cash (Used in) Financing Activities	(78,619)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,765)	20,643

CASH AND CASH EQUIVALENTS
Beginning of period	54,535	24,335
End of period	$26,770	$44,978

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$1,369	$357
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

Financial Status of the Company

At March 31, 2012, the Company had cash of $26,770, a working capital deficit of $2,480,796 and a stockholders’ deficit of $2,411,017. Management has taken several steps to improve sales and reduce costs which resulted in net income $34,785. These steps include increasing sales of EdgeMagic, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011. In March 2012, 10 holders of Amended Debentures having a total principal balance of $1,195,000 signed a Forbearance Agreement in which such holders agreed to forebear from taking any action to enforce collection of their Amended Debentures until the earlier of (i) December 31, 2012 or (ii) the occurrence of a Material Adverse Event (as defined in the Securities Purchase Agreement with respect to the Debentures). Management has continued negotiations with the holders of these Amended Debentures to extend their term, exchange them for equity, or to otherwise provide for their payment. No assurance can be given that these negotiations will be successful and the effects of unsuccessful negotiations cannot be determined.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the three months ended March 31, 2012 and 2011 was $58,775 and $61,543, respectively.

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

Derivative Financial Instruments

The Company accounts for its Warrants, which are Class B Warrants issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Class A Warrants and Class B Warrants on April 10, 2006, and amended on June 8, 2010 to extend their expiration date to April 10, 2013, and reduce the exercise prices to amounts between $1.00 and $1.30 from $1.75 (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the three months ended March 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $9,887 and $1,020 for the three months ended March 31, 2012 and 2011, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal deposit insurance coverage. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. As of March 31, 2012, the Company did not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Trade receivables are presented net of an allowance for doubtful accounts of $6,000 for March 31, 2012 and December 31, 2011.

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

Following is a summary of the warrant activity:

			Weighed Average
		Avergage Exercise	Remaining
Class A and B Warrants	Number of Shares	Price per Share	Contractual Term In Years

Outstanding at March 31, 2012 – Class A	1,023,669	0.75	1.04
Outstanding at March 31, 2012 – Class B	7,876,735	1.29	0.94
Total Outstanding Warrants – March 31, 2012	8,900,404	1.23	0.96
Exercisable at March 31, 2012	8,900,404	1.23	0.96

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

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2011, the potential conversions of the Convertible Preferred Stock and the Convertible Debentures were included in the diluted earnings per share computation, but the warrants were excluded as the effects of an exercise assumed under the Treasury Method would be anti-dilutive.

At March 31, 2011, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

The investors also received 7,500,000 Warrants comprising 2,500,000 Class A Warrants and 5,000,000 Class B Warrants, as part of the original sale of the Debentures. Each Class A Warrant gave the holder the right to buy one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for $0.75. Class A Warrants to purchase 2,123,800 shares of Common Stock remained outstanding and exercisable at any time through April 10, 2011. The Class A Warrants are no longer exercisable. The Class B Warrants were replaced with new Class B Warrants as described below.

Renegotiation and exchange of Debentures:

The Company renegotiated the terms of the Debentures, either by extending the maturity date of the Debentures or by exchanging the Debentures for a new series of preferred stock.

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

On August 3, 2010 the Company held a special meeting of shareholders in which its shareholders approved the Amendment. On the same day, the Company filed a Certificate of Designation setting forth the terms of the Series A Preferred Stock with the New York Secretary of State. The Company subsequently issued to the Option C Holders (a) 2,090,000 shares of Series A Preferred Stock in exchange for the Debentures, and (b) 487,704 shares of its Common Stock in payment of accrued and unpaid interest due under the Debentures through April 10, 2009. The Common Stock was issued at $0.50 per share compared to the fair market value on June 8, 2010 of $0.59 per share. As a result, the conversion generated a beneficial conversion cost. The Option C Holders also received new Class B Warrants to purchase an aggregate of 2,466,200 shares of the Company’s Common Stock at an exercise price of $1.00 per share, in exchange for their outstanding Class B Warrants. The new Class B Warrants vested immediately and expire on April 10, 2013.

The Debenture balance was $1,420,000 at March 31, 2012 and December 31, 2011.

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

At March 31, 2012, there were Warrants to purchase 5,829,400 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures. In previous years there were 2,047,335 Class B warrants issued in connection with a private placement.

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

The shares of Common Stock that underlie the conversion feature of the original Debentures and those that underlie the Warrants were subject to a registration rights agreement. The registration rights agreement provided for liquidated damages if the Company failed to satisfy certain requirements, which were not satisfied. In connection with the Debenture Exchange and Amendment Agreements, the Debenture holders waived their right to receive liquidated damages and interest thereon due under the registration rights agreement.

The Warrants were classified as derivative financial instruments as a result of the registration rights agreement, which included a liquidated damages clause that was linked to an effective registration of such securities. Accordingly, the Company accounted for the Warrants as liabilities at estimated fair value. In accordance with the Company’s adoption of ASC 815-40, Contracts in Entity’s Own Stock, and ASC 825-20, Accounting for Registration Payment Arrangements, the classification of the warrant liability was changed to stockholders’ equity (additional paid in capital) as of January 1, 2007. The amended warrants do not carry a registration rights agreement.

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

Effects of the default prior to the amendment:

The Company’s failure to pay the full principal amount of the Debentures on their Maturity Date constituted an “Event of Default” under the Debentures. Upon an Event of Default, the full principal amount of the Debenture, together with interest and other amounts owing in respect thereof, to the maturity date becomes, at the Debenture holder’s election, immediately due and payable in cash. The aggregate amount payable upon an Event of Default is referred to in the Debentures as the “Mandatory Prepayment Amount”, as more fully explained below under Payment Default on Amended and Restated 8% Convertible Debentures.

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

4. STOCK BASED COMPENSATION

During the three months ended March 31, 2012 and 2011 the Company issued no restricted common stock in lieu of compensation.

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

No stock options were outstanding at March 31, 2012.

5. PROPERTY AND EQUIPMENT

March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

			Estimate
			Useful Life
	March 31,	December 31,	In Years
	2012	2011
Furniture and office equipment	$217,757	$217,235	5
Computer software	112,183	112,182	3
Leasehold Improvements	21,294	21,294	Life of Lease
	351,234	350,711
Less: Accumulated
Depreciation	293,538	291,239

Net Property and Equipment	$57,696	$59,472

Depreciation and amortization of property and equipment amounted to $2,299 and $2,679 for the three months ended March 31, 2012 and 2011, respectively

At March 31, 2012 and Decemeber 31, 2011, software development costs consisted of the following:

			Estimate
			Useful Life
	March 31,	December 31,	In Years
	2012	2011
Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	678,262	678,136

Net Software Development Costs	$438	$564

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730. (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $125 and $56,558 for the three months ended March 31, 2012 and 2011, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at:

	March 31, 2012		December 31, 2011

Current assets and liabilities:
Accounts receivable	$(97,000)		$(79,000)
Accounts payable and accrued expenses	(34,000)		(44,000)
Deferred Revenues	180,000		172,000
	49,000		49,000
Valuation Allowance	(49,000)		(49,000)
Net current deferred tax asset	$-		$-

Noncurrent assets and liabilities		$
Net operating loss carryforwards	$2,319,000		$2,427,000
Depreciation	-		-
	2,319,000		2,427,000
Valuation allowance	(2,319,000)		(2,427,000)
Net deferred tax asset	$-		$-

The valuation allowance for the deferred tax asset decreased by $108,000 for the three months ended March 31, 2012.

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

The tax years ended of December 31, 2008 through 2011 are within the statute of limitations and are subject to examination by federal and state taxing authorities.

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

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2012 as extended on April 5, 2010.

The minimum rental commitment for both properties is as follows:

2012	$58,703
2013	75,750
2014	6,313
$140,766

Rent expense amounted to $25,651 and $24,846 for the three months ended March 31, 2012 and 2011, respectively. This includes additional expense for storage.

b. Note Payable under Financial Institution Line of Credit
The Company has an $115,000 credit line available through its bank. There was a balance due of $8,203 at March 31, 2012. The repayment period is 36 months. The interest rate varies at the bank’s prime rate and was 3.25% at March 31, 2012. Borrowings under the line of credit are personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

No contributions to the plan by the Company have been provided for the three months ended March 31, 2012 or 2011.

10. RELATED PARTY TRANSACTIONS

a. Executive Compensation
Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. The balance of deferred compensation was $116,827 as of March 31, 2012 and December 31, 2011.

b. Profit Horizon, Inc.
Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the three months ended March 31, 2012 and 2011, the Company incurred $1,500 and $7,500, respectively, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	March 31, 2012	December 31, 2011
8% Convertible Debentures	$1,420,000	$1,420,000

12. PROFIT AND LOSS PER SHARE

Net income per share for the three months ended March 31, 2012 does not include the effects of 8,900,404 Warrants, because the effects would be anti-dilutive under ASC 260 Earnings per Share, Treasury Stock Method.

Net loss per share for the three months ended March 31, 2011 does not include the effects of 8,900,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, options to acquire 100,000 shares of common stock held by employees (no longer outstanding), directors and consultants, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive as applied against a net loss.

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

Comparison of the three months ended March 31, 2012 and 2011:

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2012 and 2011

	Three Months Ended
	March 31,
	2012	2011	Change $	Change %
Revenues
Products	227,410	$330,623	$(103,213)	-31%
Services	225,035	208,220	16,815	8%
Total Revenues	452,445	538,843	(86,398)	-16%
Direct Costs
Equipment Purchases	70,533	$129,831	$(59,298)	-46%
Royalties & Consulting	3,749	27,623	(23,874)	-86%
Total Direct Costs	74,282	$157,454	$(83,172)	-53%
% of total revenues	16%	29%

Gross margin	378,163	$381,389	$(3,226)	-1%
% of total revenues	84%	71%

Research and development costs	58,775	$61,543	$(2,768)	-4%
% of total revenues	13%	11%

Sales and marketing expenses	28,826	$39,418	$(10,592)	-27%
% of total revenues	6%	7%
General and administrative expenses	260,273	$322,923	$(62,650)	-19%
% of total revenues	58%	60%
Interest expense	29,088	$28,178	$910	3%
% of total revenues	6%	5%
Other Income (Expenses)	33,584	$4	$33,580	839500%
% of total revenues	7%	0%
Income (Loss) Before Taxes	34,785	$(70,669)	$105,454	-149%
% of total revenues	8%	-13%
per f/s	34,785	(70,669)
	-	-

Revenues

Revenues were $452,445 and $538,843 for three months ended March 31, 2012 and 2011. This is a decrease of $86,398 or 16% for three months ended March 31, 2012 as compared to 2011. The decrease was entirely due to a drop in hardware sales, which occurred because of one unusually large hardware sale in the first quarter of 2011. EdgeMagic sales for the first quarter 2012 were up 46% over the same period in 2011. This mirrored the general trend of increased market acceptance of RFID technology, particularly in the apparel sector. Demand for services showed an increase as RFID projects are more service intensive than our traditional mix. We expect these trends to continue contributing to positive growth in revenues in 2012.

Direct Costs

The costs for equipment that was resold to customers decreased 46% from $129,831 to $70,533 for the three months ended March 31, 2012 as compared to 2011. This was due to the equipment cost for the unusually large hardware sale in the first quarter of 2011 referenced in the previous paragraph.

Gross Margin

Gross Margin as a percentage of sales for three months ended March 31, 2012 was 84% as compared to 71% in the three months ended March 31, 2011. This was due to an improvement in the sales mix with an emphasis on higher margin software and services as compared to lower margin equipment sales.

Research and Development Costs

Research and development costs for three months ended March 31, 2012 as compared to March 31, 2011 decreased 4% from $61,543 to $58,775. These costs consisted primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products, and fees paid to outside consultants. Substantially all of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with ASC 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2010, and all costs after that date have been expensed in accordance with ASC 985-20-25. During three months ended March 31, 2012 and 2011, the software development costs that were expensed were $125 and $61,543, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, trade shows, advertising and promotional expenses. There was a decrease of 27% from $39,418 in the three months ended March 31, 2011 to $28,826 in the three months ended March 31, 2012. This is due to lower sales commissions paid out in 2011 and a reduced reliance on sales consultants.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased 19% from $322,923 for the three months ended March 31, 2011 to $260,273 for three months ended March 31, 2012. This reflects management’s ongoing commitment to control costs as well as a substantial drop in amortization. Specific categories of cost reduction included legal fees and sales commissions.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $29,088 as compared to $28,178 for the same period in 2011, an increase of 3%.

Other Income (Expense)

Other income and expenses increased substantially for the three months ended March 31, 2012 compared to 2011, because in the three months ended March 31, 2012 we received a refundable state tax credit of $33,584.

Provision for Income Taxes

The provision for income taxes consists of provisions for state franchise taxes.

We recorded no income tax expense or benefit for three months ended March 31, 2012 and 2011. The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset, the ultimate realization of which is not assured.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for three months ended March 31, 2012 and 2011.

	Three Months Ended
	2012	2011
	March 31,		Change $	Change %
Cash and cash equivalents	26,770	44,978	(18,208)	-68%
Working capital deficit	(2,480,796)	(2,429,475)	(51,321)	2%
Net cash provided by operating activities	50,854	28,018	22,836	45%
Net cash used in investing activities	-	(7,375)	7,375	-100%
Net cash used for financing activities	(78,619)	-	(78,619)	100%

As of March 31, 2012 our principal source of liquidity was cash of approximately $26,000. Our operations provided $50,854 in cash during the three months ended March 31, 2012 as compared to $28,018 for the same period in 2011.

To sustain operations under our current structure, we need cash of approximately $120,000 per month to fund research and administrative expenses. Management is confident that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was approximately $2,480,796 at March 31, 2012. The deficit in working capital included approximately $1,420,000 in liabilities related to the Debentures. It also included $444,756 in deferred revenues that require settlement in future services rather than cash.

During three months ended March 31, 2012 and 2011, we issued no shares of common stock.

As of the first quarter of 2012, we are operating above break-even on a cash flow basis. Although there has been an upturn in business, full collection of receivables during much of 2011 took longer than previous periods. As we moved into 2012, this is now less of a problem as management instituted changes to billing methods to shorten collection times. We see a recent positive trend in customer interest in RFID in general and in our EdgeMagic product in particular. Wal-Mart’s implementation of RFID tracking throughout its stores for selected apparel goods sparked a game-changing trend towards industry-wide acceptance of item level RFID tagging. Apparel suppliers represent a large segment of our customer base. Wal-Mart is often a pioneer in new technology, with other retailers following suit. JC Penney, Dillard’s and, most recently, Macy’s and Bloomingdale’s have already joined Wal-Mart in mandating that their suppliers - among them many CYBRA customers - tag their apparel goods at the item level. We therefore expect increased interest in EdgeMagic to meet anticipated retailer compliance requirements over the course of 2012. In addition to apparel retail mandates, EdgeMagic is also being employed by companies in various industries for track and trace initiatives. Furthermore, we believe that the hiring of a Vice President—Sales and Marketing with extensive industry experience and success, particularly in RFID, will continue to contribute significantly to revenue improvement.

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

The Company does not currently have the resources to repay the Debentures that remain outstanding. We are currently attempting to renegotiate the terms of the Debentures, either by extending the due date of the Debentures or by exchanging the Debentures for a new series of preferred stock. However, there is no guarantee that we will be successful in negotiating an extension of the maturity date of the Debentures or an exchange of the Debentures for preferred stock with all holders of the Debentures. If we are successful, we believe we can sustain the Company’s cash flow at break-even and will not need additional sources of financing for the short term. Failure to negotiate a favorable settlement would put substantial stress on the resources of the company and management’s ability to sustain the operations of the business.

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

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

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

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

XBRL Exhibits

101.ins	XBRL Instance

101.sch	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012

CYBRA CORPORATION

By:	/s/ Harold Brand
Name:	Harold Brand
Title:	Chief Executive Officer and
Interim Chief Financial Officer