Form 10-Q
period 2012-06-30
CYBRA CORP
filed 2012-08-14
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_________________

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
[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ x ]Yes[ ] No

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
Yes [ ] No [ x ]

As of August 8, 2012, the registrant had 15,529,667 shares of Common Stock outstanding.

CYBRA Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYBRA CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$36,034	$54,535
Accounts receivable, less allowance for doubtful accounts of $6,000	239,005	196,207

Total Current Assets	275,039	250,742

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation of $295,971 and $291,239	58,800	59,472
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $678,388 and $678,136	312	564
SECURITY DEPOSITS AND OTHER ASSETS	11,645	11,645

TOTAL ASSETS	$345,796	$322,423

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accrued interest	483,810	426,845
Accounts payable and accrued expenses	258,797	245,265
Deferred officer/director compensation	108,712	116,827
Loans from shareholders	47,500	47,500
Note payable under financial institution line of credit	-	86,822
Deferred revenue	463,086	424,966
TOTAL CURRENT LIABILITIES	2,781,905	2,768,225

SHAREHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090

Common stock, par value $0.001 per share, 100,000,000 shares authorized;

15,529,667 shares issued and outstanding at June 30, 2012 and December 31, 2011	15,529	15,529

Additional Paid - in capital	6,761,514	6,761,514

Accumulated deficit	(9,215,242)	(9,224,935)

Total Shareholders' Deficit	(2,436,109)	(2,445,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$345,796	$322,423

CYBRA CORPORATION
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES
Products	$262,665	222,525	$490,075	$553,148
Services	221,725	257,195	446,760	465,415
TOTAL REVENUES	484,390	479,720	936,835	1,018,563

Cost of Goods Sold	110,323	95,947	180,856	225,778
Consulting/Royalties	3,825	19,234	7,574	46,858
	114,148	115,181	188,430	272,636

GROSS PROFIT	370,242	364,539	748,405	745,927

Research and Development	60,002	55,543	118,777	117,086
Selling, General and Administrative	324,844	350,358	613,943	712,701
TOTAL OPERATING EXPENSES	384,846	405,901	732,720	829,787

INCOME (LOSS) FROM OPERATIONS	(14,604)	(41,362)	15,685	(83,860)

OTHER INCOME (EXPENSE)
Interest expense, includes amortization	(28,386)	(28,481)	(57,474)	(56,659)
Refundable state tax credits	17,897		51,482	-
Interest income	-	4	-	9
Total Other income (expense)	(10,489)	(28,477)	(5,992)	(56,650)

NET INCOME (LOSS)	$(25,093)	$(69,839)	$9,693	$(140,510)

PER SHARE DATA
Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Basic weighted-average shares outstanding	15,529,667	15,519,668	15,529,667	15,519,668

Fully diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Fully diluted weighted-average shares outstanding	20,479,667	15,519,668	20,479,667	15,519,668

CYBRA CORPORATION
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$9,693	$(140,510)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and Amortization	4,985	104,088

Changes in operating assets and liabilities
Increase in accounts receivable	(42,798)	(73,848)
Increase in accounts payable and accrued expenses	5,417	30,682
Increase in accrued interest	56,965	56,333
Increase in note payable under financial institution line of credit		40,000
Increase in deferred revenue	38,120	9,808
Net Cash Provided by Operating Activities	72,382	26,553

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,061)	(13,297)
Net Cash (Used in) Investing Activities	(4,061)	(13,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable under financial institution line of credit	(86,822)	-
Net Cash (Used in) Financing Activities	(86,822)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,501)	13,256

CASH AND CASH EQUIVALENTS
Beginning of period	54,535	24,335

End of period	$36,034	$37,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$875	$797
Interest	$-	$-

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 2012

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

Basis of Presentation

The unaudited financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2011 balance sheet data was derived from audited financial statements included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2011 Form 10-K.

Financial Status of the Company

At June 30, 2012, the Company had cash of $36,034, a working capital deficit of $2,506,866 and a stockholders’ deficit of $2,436,109. Management has taken several steps to improve sales and reduce costs which helped the Company achieve net income of $9,693 for the six months ended June 30, 2012. These steps include increasing sales of EdgeMagic, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the six months ended June 30, 2012 and 2011 was $118,777 and $117,086 respectively.

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

Derivative Financial Instruments

The Company accounts for its Warrants, which are Class B Warrants issued in a private placement of the 8% Convertible Debentures (the “Debentures”) with detachable Class A Warrants and Class B Warrants on April 10, 2006, and amended on June 8, 2010 to extend their expirations date to April 10, 2013, and reduce the exercise prices to amounts between $1.00 and $1.30 from $1.75 (see Note 3, 8% Convertible Debentures and Derivative Financial Instruments), as derivatives under the guidance of ASC 815-10, Accounting for Derivative Instruments and Hedging Activities, and ASC 815-40, Contracts in an Entity’s Own Stock. The Company considers these standards applicable by adopting “View A” of the Issue Summary–The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument in which the Warrants and the related registration rights agreement are viewed together as a combined instrument that is indexed to the Company's stock. The embedded conversion feature of the Debentures has not been classified as a derivative financial instrument because the Company believes that they are “conventional” as defined in ASC 470-20, Conventional Convertible Debt Instrument.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the six months ended June 30, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $11,017 and $3,098 for the six months ended June 30, 2012 and 2011, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal deposit insurance coverage. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. As of June 30, 2012, the Company did not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Trade receivables are presented net of an allowance for doubtful accounts of $6,000 for June 30, 2012 and December 31, 2011.

Substantially all of the Company’s accounts receivable are from manufacturing companies and software vendors located throughout the United States.

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

Following is a summary of the warrant activity:

			Weighed Average
		Avergage Exercise	Remaining
Class A and B Warrants	Number of Shares	Price per Share	Contractual Term In Years

Outstanding at December 31, 2011 – Class A	1,023,669	0.75	1.29
Outstanding at December 31, 2011 – Class B	7,876,735	1.29	1.19
Total Outstanding Warrants – December 31, 2011	8,900,404	1.23	1.21
Exercisable at December 31, 2011	8,900,404	1.23	1.21

Outstanding at June 30, 2012 – Class A	1,023,669	0.75	0.79
Outstanding at June 30, 2012 – Class B	7,876,735	1.29	0.69
Total Outstanding Warrants – June 30, 2012	8,900,404	1.23	0.71

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

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2012, the potential conversions of the Convertible Preferred Stock and the Convertible Debentures were included in the diluted earnings per share computation, but the warrants were excluded as the effects of an exercise assumed under the Treasury Method would be anti-dilutive.

At June 30, 2012, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

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

The Debenture balance was $1,420,000 at June 30, 2012 and December 31, 2011.

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

At June 30, 2012, there were Warrants to purchase 5,829,400 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures. In previous years there were 2,047,335 Class B warrants issued in connection with a private placement.

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

4. STOCK BASED COMPENSATION

During the six months ended June 30, 2012 and 2011 the Company issued no restricted common stock in lieu of compensation.

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

No stock options were outstanding at June 30, 2012.

5. PROPERTY AND EQUIPMENT

June 30, 2012 and 2011, property and equipment consisted of the following:

			Estimate
			Useful Life
	June 30,	December 31,	In Years
	2012	2011
Furniture and office equipment	$221,295	$217,235	5
Computer software	112,182	112,182	3
Leasehold Improvements	21,294	21,294	Life of Lease
	354,771	350,711

Less: Accumulated
Depreciation	295,971	291,239

Net Property and Equipment	$58,800	$59,472

Depreciation and amortization of property and equipment amounted to $4,732 and $5,221 for the six months ended June 30, 2012 and 2011, respectively

At June 30, 2012 and December 31, 2011, software development costs consisted of the following:

			Estimate
			Useful Life
	March 31,	December 31,	In Years
	2012	2011
Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	678,388	678,136

Net Software Development Costs	$312	$564

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730. (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $252 and $98,867 for the six months ended June 30, 2012 and 2011, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at:

	June 30, 2012		December 31, 2011

Current assets and liabilities:
Accounts receivable	$(97,000)		$(79,000)
Accounts payable and accrued expenses	(38,000)		(44,000)
Deferred Revenues	188,000		172,000
	53,000		49,000
Valuation Allowance	(53,000)		(49,000)
Net current deferred tax asset	$-		$-

Noncurrent assets and liabilities		$
Net operating loss carryforwards	$2,423,000		$2,427,000
Valuation allowance	(2,423,000)		(2,427,000)
Net deferred tax asset	$-		$-

The valuation allowance for the deferred tax asset was unchanged for the six months ended June 30, 2012.

The Company has net operating losses amounting to approximately $6,000,000 that expire in various periods through 2031. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2014 as extended on May 5, 2012.

The minimum rental commitment for both properties is as follows:

2012	$43,658
2013	87,316
2014	11,132
$142,106

Rent expense amounted to $51,697 and $49,710 for the six months ended June 30, 2012 and 2011, respectively. This includes additional expense for storage.

b. Note Payable under Financial Institution Line of Credit
The Company has an $115,000 credit line available through its bank. There was no balance due at June 30, 2012. The repayment period is 36 months. The interest rate varies at the bank’s prime rate and was 3.25% at June 30, 2012. Borrowings under the line of credit are personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

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

No contributions to the plan by the Company have been provided for the six months ended June 30, 2012 or 2011.

10. RELATED PARTY TRANSACTIONS

a. Executive Compensation
Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. The balance of deferred compensation was $108,712 and $116,827 as of June 30, 2012 and December 31, 2011.

b. Profit Horizon, Inc.
Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the six months ended June 30, 2012 and 2011, the Company incurred $3,000 and $15,000, respectively, in commissions to Profit Horizon, Inc.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	June 30, 2012	December 31, 2011
8% Convertible Debentures	$1,420,000	$1,420,000

12. PROFIT AND LOSS PER SHARE

Net income per share for the six months ended June 30, 2012 does not include the effects of 8,900,404 Warrants, because the effects would be anti-dilutive under ASC 260 Earnings per Share, Treasury Stock Method.

Net loss per share for the three months ended June 30, 2012 and 2011 and six months ended June 30, 2011 does not include the effects of 8,900,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive as applied against a net loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

We anticipate sales of MarkMagic to continue to show steady growth in the months ahead. This growth will be accelerated by the new product release in June of MarkMagic Version 8, which contains significant new features and capabilities. Other factors that are expected to contribute to sales growth for MarkMagic include price increases that went into effect with the release of MarkMagic Version 8, as well as the roll out by CYBRA OEM partner Manhattan Associates of MarkMagic PI (Platform Independent) to their installed customer base.

The positive trend for customer interest in RFID in general and in our EdgeMagic product in particular continues. JCPenney just announced that their stores will implement RFID technology this fall in order to roll out their RFID-based self-checkout. They also revealed aggressive plans to have RFID tags in all of their stores by February 2013. Their goal is to eliminate the cash registers by the end of 2013 and thereby save a half a billion dollars a year.

JCPenney’s plans should accelerate the positive trend in customer interest of RFID. Wal-Mart's implementation of RFID tracking throughout its stores for selected apparel goods sparked a game-changing trend towards industry-wide acceptance of item level RFID tagging. Wal-Mart is often a pioneer in new technology, with other retailers following suit. Dillard's, Macy's and Bloomingdale's, and now, JC Penney, have joined Wal-Mart in mandating that their suppliers - among them many CYBRA customers - tag their goods at the item level. We are already experiencing increased interest in EdgeMagic to meet anticipated retailer compliance requirements.

Comparison of the three months and six months ended June 30, 2012 and 2011:

The following table summarizes certain aspects of our results of operations for the three and six months ended June 30, 2012 and 2011

	Three months ended				Six months ended
	June 30,				June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %

Revenues
Products	$262,665	$222,525	$40,140	18%	$490,075	$553,148	$(63,073)	-11%
Services	221,725	257,195	(35,470)	-14%	446,760	465,415	(18,655)	-4%
Total Revenues	484,390	479,720	4,670	1%	936,835	1,018,563	(81,728)	-8%

Direct Costs
Equipment Purchases	$110,323	$95,947	$14,376	15%	$180,856	$225,778	$(44,922)	-20%
Royalties & Consulting	3,825	19,234	(15,409)	-80%	7,574	46,858	(39,284)	-84%

Total Direct Costs	$114,148	$115,181	$(1,033)	-1%	$188,430	$272,636	$(84,206)	-31%
% of total revenues	24%	24%			20%	27%

Gross margin	$370,242	$364,539	$5,703	2%	$748,405	$745,927	$2,478	0%
% of total revenues	76%	76%			80%	73%

Research and development costs	$60,002	$55,543	$4,459	8%	$118,777	$117,086	$1,691	1%
% of total revenues	12%	12%			13%	11%

Sales and marketing expenses	$54,396	$55,828	$(1,432)	-3%	$83,223	$95,247	$(12,024)	-13%
% of total revenues	11%	12%			9%	9%

General and administrative expenses	$270,448	$294,530	$(24,082)	-8%	$530,719	$617,454	$(86,735)	-14%
% of total revenues	56%	61%			57%	61%

Interest expense	$28,386	$28,481	$(95)	0%	$57,474	$56,659	$815	1%
% of total revenues	6%	6%			6%	6%

Other Income (Expenses)	$17,897	$4	$17,893	447325%	$51,481	$9	$51,472	571911%
% of total revenues	4%	0%			5%	0%

Income (Loss) Before Taxes	$(25,093)	$(69,839)	$44,746	-64%	$9,693	$(140,510)	$150,203	-107%
% of total revenues	-5%	-15%			1%	-14%

Revenues

Revenues were $484,390 and $479,720 for the three months ended June 30, 2012 and 2011 and $936,835 and $1,018,563 for the six months ended June 30, 2012 and 2011. This is an increase of approximately 1% for the three-month period and a decrease of 8% for the six-month period ended June 30, 2012 compared to the prior periods. The decrease for the six-month period was primarily due to a unique event in the prior period with respect to the sale of hardware to a specific customer for a special project, which we did not have in the current year.

MarkMagic sales for the six-month period ended June 30, 2012 compared to the prior 2011 period were up 24%.

Direct Costs

The costs for equipment that was resold to customers increased by 15% for the three months ended June 30, 2012 as compared to the June 30, 2011 three month period due to higher hardware sales in the quarter. There was a decrease of 20% for the six months ended June 30, 2012 compared to the 2011 six-month period. This was primarily due to the equipment cost for a specific customer project in the prior year that we did not have in the current year.

Gross Margin

Gross Margin as a percentage of sales for the three months ended June 30, 2012 as compared to the same period in 2011 remained approximately the same. Gross Margin as a percentage of sales for the six months ended June 30, 2012 as compared to the same period in 2011 increased by approximately 7%. This increase was due to an improvement in the sales mix with an emphasis on higher margin software and services as compared to lower margin equipment sales.

Research and Development Costs

Research and development costs increased 8% for the three months ended June 30, 2012 as compared to the same period in 2011. The R&D costs increased 1% for the six months ended June 30, 2012 as compared to the same period in 2011. These costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products, and fees paid to outside consultants. All of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2011, and all costs after that date have been expensed in accordance with ACS 985-20-25.

Research and development costs for the three months ended June 30, 2012 and 2011 included charges for amortization of capitalized software development costs of $125 and $56,558, respectively. The six months ended June 30, 2012 and June 30, 2011 included charges for amortization of capitalized software development costs of $250 and $98,867, respectively. Overall, we incurred additional software development costs in 2012 due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, trade shows, and advertising and promotional expenses. There was a decrease of 3% from $55,828 in the three months ended June 30, 2011 to $54,396 in the three months ended June 30, 2012. There was a decrease of 13% from $95,247 in the six months ended June 30, 2011 to $83,223 in the six months ended June 30, 2012. This reduction was due to lower sales commissions paid out in 2012 and a reduced reliance on sales consultants. Lower commissions were a result of changes in sales personnel.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased 8% from $294,530 for the three months ended June 30, 2011 to $270,448 for three months ended June 30, 2012. There was a decrease of 14% from $617,454 for the six months ended June 30, 2011 to $530,719 for six months ended June 30, 2012. This is the result of management’s ongoing commitment to control costs as well as a substantial drop in amortization. Specific categories of cost reduction included legal fees and office expenses. Legal fees were reduced by a change in compensation method. Office expenses were reduced through instituting various cost cutting methods.

Interest Expense

Interest expense for the three months ended June 30, 2012 had virtually no change at $28,386 as compared to $28,481 for the same period in 2011. The expense for the six months ended June 30, 2012 was 57,474 as compared to $56,659 for the same period in 2011, an increase of 1%. Interest expense primarily consists of interest due on the 8% Convertible Debentures. Such amounts have been accrued but not paid during the periods.

Other Income

Other income increased for the three months ended June 30, 2012 compared to 2011, because in the three months ended June 30, 2012 we received a refundable state tax credit of $17,897. It also increased substantially for the six months ended June 30, 2012 compared to 2011, because we also received a refundable state tax credit of $33,584 in the first quarter of 2012.

Provision for Income Taxes

The provision for income taxes consists of provisions for state franchise taxes.

We recorded no income tax expense or benefit for three or six months ended June 30, 2012 and 2011. The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset, the ultimate realization of which is not assured.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for six months ended June 30, 2012 and 2011.

	Six Months Ended
	June 30,
	2012	2011	Change $	Change %
Cash and cash equivalents	36,034	37,591	(1,557)	-4%
Working capital deficit	(2,506,866)	(2,460,387)	(46,479)	2%
Net cash provided by operating activities	72,382	26,555	45,827	173%
Net cash used in investing activities	(4,061)	(13,297)	9,236	-69%
Net cash used for financing activities	(86,822)	-	(86,822)	-100%

As of June 30, 2012 our principal source of liquidity was cash of approximately $36,000. Our operations provided $72,382 in cash during the six months ended June 30, 2012 as compared to $26,555 for the same period in 2011.

To sustain operations under our current structure, we need cash of approximately $120,000 per month to fund research and administrative expenses. Management is confident that we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was $2,506,866 at June 30, 2012. The deficit in working capital included approximately $1,420,000 in liabilities related to the Debentures. It also included $463,086 in deferred revenues that require settlement in future services rather than cash.

During the three and six months ended June 30, 2012 and 2011, we issued no shares of common stock.

As of the second quarter of 2012, we are operating above break-even on a cash flow basis.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011. In March 2012, holders of Amended Debentures having a total principal balance of $1,195,000 signed a Forbearance Agreement in which such holders agreed to forebear from taking any action to enforce collection of their Amended Debentures until the earlier of (i) December 31, 2012 or (ii) the occurrence of a Material Adverse Event (as defined in the Securities Purchase Agreement with respect to the Debentures). Management is currently negotiating with the holders of these Amended Debentures to extend their term, exchange them for equity, or to otherwise provide for their payment. No assurance can be given that these negotiations will be successful and the effects of unsuccessful negotiations cannot be determined.

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

Changes in Internal Control Over Financial Reporting.

During the second fiscal quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011, and as of the date of this report, the Company is in payment default on this obligation. Management has commenced negotiations with the holders of these debentures to extend their term, exchange them for equity, or to otherwise provide for their payment. The effects of unsuccessful negotiations or the impact on the Company’s financial position and results of operations have not been determined.

Item 6. Exhibits

(a) Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

XBRL Exhibits

101. ins	XBRL Instance
101. sch	XBRL Schema
101. cal	XBRL Calculation
101. def	XBRL Definition
101. lab	XBRL Label
101. pre	XBRL Presentation

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

CYBRA CORPORATION

By:	/s/ Harold Brand
	Name:	Harold Brand
	Title:	Chief Executive Officer and
Interim Chief Financial Officer