Form 10-Q
period 2012-09-30
CYBRA CORP
filed 2012-11-20
CIK 1365832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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
[    ]  Yes     [X]  No

As of November 16, 2012, the registrant had 15,593,000 shares of Common Stock outstanding.

Explanatory Note

          Cybra Corporation (the “Registrant”) is filing its Form 10-Q for quarterly period ended September 30, 2012, (the “Q-3 Form 10-Q”) in reliance on Securities and Exchange Commission Release No. 34-68224, which extends the filing due date for issuers who have been affected by Hurricane Sandy to November 21, 2012 (the “Release”).

          The Registrant is unable to file its Q-3 Form 10-Q by the original filing due date given the impact of Hurricane Sandy and its aftermath. In particular, the offices of its accountants, legal counsel, and controller lost power for one week or more, which delayed the preparation of financial statements and other portions of the Q-3 Form 10-Q. The original filing due date was November 14, 2012, which fell within the period from October 29, 2012 to November 20, 2012 provided for in the Release. Thus, all conditions set forth in the Release are met and the Registrant is eligible for the extension of its filing due date to November 21, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYBRA CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	Unaudited

ASSETS
CURRENT ASSETS
Cash	$22,249	$54,535
Accounts receivable, less allowance for doubtful accounts of $6,000	161,972	196,207
Total Current Assets	184,221	250,742

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation of $298,600 and $291,239	58,236	59,472
SOFTWARE DEVELOPMENT, at cost, less accumulated amortization of $678,513 and $678,137	187	564
SECURITY DEPOSITS AND OTHER ASSETS	11,645	11,645

TOTAL ASSETS	$254,289	$322,423

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
8% Convertible Debentures	$1,420,000	$1,420,000
Accrued interest	512,433	426,845
Accounts payable and accrued expenses	224,443	245,265
Deferred officer/director compensation	108,712	116,827
Loans from shareholders	-	47,500
Note payable under financial institution line of credit	40,000	86,822
Deferred revenue	459,880	424,966
TOTAL CURRENT LIABILITIES	2,765,468	2,768,225

SHAREHOLDERS' DEFICIT
Preferred Stock, Series A 10% Convertible Preferred Stock, par value $0.001 per share, 10,000,000 shares authorized; 2,090,000 shares issued and outstanding (liquidation preference $1,045,000)	2,090	2,090

Common stock, par value $0.001 per share, 100,000,000 shares authorized; 15,593,000 and 15,529,667 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	15,593	15,529

Additional paid-in capital	6,808,950	6,761,514

Accumulated deficit	(9,337,812)	(9,224,935)

Total Shareholders' Deficit	(2,511,179)	(2,445,802)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$254,289	$322,423

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES
Products	$91,851	$150,459	$581,926	$703,608
Services	208,405	247,810	655,165	713,224
TOTAL REVENUES	300,256	398,269	1,237,091	1,416,832

Cost of Goods Sold	52,335	61,613	233,191	287,390
Consulting/Royalties	1,500	(7,296)	9,074	39,561
	53,835	54,317	242,265	326,951

GROSS PROFIT	246,421	343,952	994,826	1,089,881

Research and Development	70,133	66,416	188,909	183,502
Selling, General and Administrative	270,200	295,589	884,143	1,008,289
TOTAL OPERATING EXPENSES	340,333	362,005	1,073,052	1,191,791

(LOSS) FROM OPERATIONS	(93,912)	(18,053)	(78,226)	(101,910)

OTHER INCOME (EXPENSE)
Interest expense, includes amortization	(28,658)	(28,651)	(86,132)	(85,310)
Refundable state tax credits		49,120	51,481	49,120
Interest income		1		10
Total Other income (expense)	(28,658)	20,470	(34,651)	(36,180)

NET (LOSS) INCOME	$(122,570)	$2,417	$(112,877)	$(138,090)

PER SHARE DATA
Basic and diluted (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted-average shares outstanding	15,557,204	15,519,668	15,538,947	15,405,553

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(112,877)	$(138,090)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation and Amortization	7,739	109,693

Changes in operating assets and liabilities
Increase (decrease) in accounts receivable	34,235	(38,760)
(Decrease) in accounts payable and accrued expenses	(28,937)	(95,727)
Increase in accrued interest	85,588	84,966
Decrease in deferred revenue	34,914	(2,607)
Net Cash Provided (Used) by Operating Activities	20,662	(80,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,126)	(16,014)
Net Cash (Used in) Investing Activities	(6,126)	(16,014)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of) Advances from note payable under financial institution line of credit	(46,822)	79,442
Net Cash (Used in) Financing Activities	(46,822)	79,442

DECREASE IN CASH AND CASH EQUIVALENTS	(32,286)	(17,097)

CASH AND CASH EQUIVALENTS
Beginning of period	54,535	24,335

End of period	$22,249	$7,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income Taxes	$1,314	$931
Interest	$-	$-

Non cash financing activities:
Restricted common stock issued to shareholders in repayment of loans	$47,500	$-

The accompanying notes are an integral part of these financial statements

CYBRA CORPORATION

NOTES TO FINANCIAL STATEMENTS
September 30, 2012

1. ORGANIZATION, DESCRIPTION OF OPERATIONS, FINANCIAL STATUS OF THE COMPANY AND BASIS OF PRESENTATION

Organization and Description of Operations

CYBRA Corporation (the “Company”) was incorporated under the laws of the State of New York on September 6, 1985. The Company is a software developer, publisher and systems integrator specializing in Automatic Identification technology solutions. The Company’s flagship product, MarkMagicTM, is a barcode, radio frequency identification (“RFID”) and forms middleware solution relied upon daily by thousands of customers worldwide. It helps customers easily integrate bar code labels, RFID technology and electronic forms into their business systems. EdgeMagic®, first released in February 2008, is an integrated RFID control solution that is highly scalable. It is designed to manage edge readers and analog control devices, commission, read, filter and verify RFID tags to comply with Electronic Product Code (EPC) compliance mandates, as well as for asset tracking applications and integration with popular ERP and Warehouse Management application packages. CYBRA software solutions run on all major computing platforms, including IBM Power Systems (System i, iSeries, AS/400, AIX) as well as Linux, Unix, and Microsoft Windows.

Basis of Presentation

The unaudited financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2011 balance sheet data was derived from audited financial statements included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2011 Form 10-K.

Financial Status of the Company

At September 30, 2012, the Company had cash of $22,249, a working capital deficit of $2,581,247 and a stockholders’ deficit of $2,511,179. Management has taken several steps to improve sales and reduce costs in order to ensure that its cash flows will meet its operating cash requirements for the next year. These steps have included increasing sales of EdgeMagic, which management believes has revenue potential far in excess of the current product mix, as well as the formation of a field level sales team.

The amended 8% Convertible Debentures with a principal balance of $1,420,000 became due on April 11, 2011. In March 2012, 10 holders of Amended Debentures having a total principal balance of $1,195,000 signed a Forbearance Agreement in which such holders agreed to forebear from taking any action to enforce collection of their Amended Debentures until the earlier of (i) December 31, 2012 or (ii) the occurrence of a Material Adverse Event (as defined in the Securities Purchase Agreement with respect to the Debentures). Management has continued negotiations with the holders of these Amended Debentures to extend their term, to exchange them for equity, or to otherwise provide for their payment. No assurance can be given that these negotiations will be successful and the effects of unsuccessful negotiations cannot be determined.

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

Research and Development Costs

Research and development costs incurred after completion of development of a product are expensed as incurred. Total research and development expense for the nine months ended September 30, 2012 and 2011 was $188,909 and $183,502 respectively. Total research and development expense for the three months ended September 30, 2012 and 2011 was $70,133 and $66,416 respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the nine months ended September 30, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New York State.

Advertising Costs

Advertising costs are charged to expense as incurred. Total advertising amounted to $13,011 and $5,286 for the nine months ended September 30, 2012 and 2011, respectively. Total advertising amounted to $1,994 and $2,187 for the three months ended September 30, 2012 and 2011, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of commercial accounts receivable and temporary cash investments, which could, from time-to-time, exceed the federal deposit insurance coverage. The Company has cash investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. As of September 30, 2012, the Company did not hold cash and cash equivalents with individual banks in excess of federally insured limits.

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

Cash and Cash Equivalents

The Company classifies marketable securities that are highly liquid and have maturities of nine months or less at the date of purchase as cash equivalents. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor its credit risk concentrations.

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

Trade receivables are presented net of an allowance for doubtful accounts of $6,000 for September 30, 2012 and December 31, 2011.

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

Following is a summary of the warrant activity:

			Weighted Average
	Number of	Average Exercise	Remaining
Class A and B Warrants	Shares	Price per Share	Contractual Term
			In Years

Outstanding at December 31, 2011 – Class A	1,023,669	0.75	1.29
Outstanding at December 31, 2011 – Class B	7,876,735	1.29	1.19
Total Outstanding Warrants – December 31, 2011	8,900,404	1.23	1.21
Exercisable at December 31, 2011	8,900,404	1.23	1.21

Outstanding at September 30, 2012 – Class A	1,023,669	0.75	0.54
Outstanding at September 30, 2012 – Class B	7,876,735	1.29	0.44
Total Outstanding Warrants – September 30, 2012	8,900,404	1.23	0.46
Exercisable at September 30, 2012	8,900,404	1.23	0.46

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

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2012, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.

Commitments and Contingencies

Liabilities for loss contingencies arising from various claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Standards

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

The Debenture balance was $1,420,000 at September 30, 2012 and December 31, 2011.

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

At September 30, 2012, there were Warrants to purchase 5,829,400 shares of Common Stock outstanding in connection with the sale and amendments of the Debentures. In previous years there were 2,047,335 Class B warrants issued in connection with a private placement.

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

4. STOCK BASED COMPENSATION

During the nine months ended September 30, 2012 and 2011 the Company issued no restricted common stock in lieu of compensation.

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

No stock options were outstanding at September 30, 2012.

5. PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

			Estimate
			Useful Life
	September 30,	December 31,	In Years
	2012	2011
Furniture and office equipment	$223,336	$217,235	5
Computer software	112,182	112,182	3
Leasehold Improvements	21,294	21,294	Life of Lease
	356,836	350,711

Less: Accumulated
Depreciation	298,600	291,239

Net Property and Equipment	$58,236	$59,472

Depreciation and amortization of property and equipment amounted to $7,361 and $7,717 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and December 31, 2011, software development costs consisted of the following:

			Estimate
			Useful Life
	September 30,	December 31,	In Years
	2012	2011
Software Development Costs	$678,700	$678,700	3

Less: Accumulated Amortization	678,513	678,136

Net Software Development Costs	$187	$564

The Company’s policy is to capitalize software development costs in accordance with ASC 985.730. (See Note 2, Summary of Significant Accounting Policies). Amortization of Software Development Costs amounted to $375 and $101,980 for the nine months ended September 30, 2012 and 2011, respectively, and is included within Selling, General and Administrative Expenses.

6. INCOME TAXES

The Company has the following deferred tax assets and liabilities at:

	September 30, 2012	December 31, 2011

Current assets and liabilities:
Accounts receivable	$(66,000)	$(79,000)
Accounts payable and accrued expenses	(56,000)	(44,000)
Deferred Revenues	186,000	172,000
	64,000	49,000
Valuation Allowance	(64,000)	(49,000)
Net current deferred tax asset	$-	$-

Noncurrent assets and liabilities
Net operating loss carryforwards	$2,473,000	$2,427,000
Valuation allowance	(2,473,000)	(2,427,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased $61,000 for the nine months ended September 30, 2012.

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

7. PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock in one or more series or classes having such designations, relative rights, preferences, and limitations as may be designated by the Board of Directors. There are 2,090,000 shares of Series A 10% Convertible Preferred shares currently outstanding which are convertible into 2,090,000 shares of common stock, all issued in connection with the renegotiation and exchange of Debentures as described in Note 3, 8% Convertible Debentures and Derivative Financial Instruments.

8. COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

a. Operating lease

The Company occupies office space in Yonkers, New York under a lease agreement that was amended effective December 30, 2009 and expires on January 31, 2014.

The Company also rents space in West Seneca, New York, near Buffalo. This lease expires on May 31, 2014 as extended on May 5, 2012.

The minimum rental commitment for both properties is as follows:

2012	$21,829
2013	87,316
2014	11,132
$120,277

Rent expense amounted to $77,781 and $74,612 for the nine months ended September 30, 2012 and 2011, respectively. Rent expense amounted to $26,084 and $24,901 for the three months ended September 30, 2012 and 2011, respectively. This includes additional expense for storage.

b. Note Payable under Financial Institution Line of Credit

The Company has a $115,000 credit line available through its bank. There was a balance due at September 30, 2012 of $40,000. The repayment period is 36 months. The interest rate varies at the bank’s prime rate and was 3.25% at September 30, 2012. Borrowings under the line of credit are personally guaranteed by Harold Brand, Chairman and Chief Executive Officer and majority shareholder of the Company.

c. Loans from shareholders

During the year ended December 31, 2010, the Company received an aggregate of $47,500, $35,000 from its Chief Executive Officer and $12,500 from another stockholder. On August 22, 2012 the Company issued 63,333 shares of restricted common stock in full satisfaction of these loans.

9. PROFIT SHARING PLAN

The Company has a qualified 401(k) profit sharing plan covering all eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine but subject to statutory limitations.

No contributions to the plan by the Company have been provided for the nine months ended September 30, 2012 or 2011.

10. RELATED PARTY TRANSACTIONS

a. Executive Compensation

Starting in 2008, the executive officers of the Company deferred part of their salaries and commissions. The balance of deferred compensation was $108,712 and $116,827 as of September 30, 2012 and December 31, 2011.

b. Profit Horizon, Inc.

Profit Horizon, Inc., a company controlled by Robert J. Roskow, Executive Vice President and a Director of the Company, provides sales consulting services. During the nine months ended September 30, 2012 and 2011, the Company incurred $4,500 and $22,500, respectively, in commissions to Profit Horizon, Inc. During the three months ended September 30, 2012 and 2011, the Company incurred $4,500 and $3,500, respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consisted of the following:

	September 30, 2012	December 31, 2011
8% Convertible Debentures	$1,420,000	$1,420,000

12. PROFIT AND LOSS PER SHARE

Net income per share for the nine and three months ended September 30, 2012 does not include the effects of 8,900,404 Warrants, because the effects would be anti-dilutive under ASC 260 Earnings per Share, Treasury Stock Method.

Net loss per share for the nine and three months ended September 30, 2012 and 2011 does not include the effects of 8,900,404 Warrants, 2,090,000 shares of Series A 10% Convertible Preferred Stock, or the 2,860,000 shares into which the 8% Convertible Debentures are convertible because the effects would be anti-dilutive as applied against a net loss.

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

Comparison of the three months and nine months ended September 30, 2012 and 2011:

Revenues

Revenues were $300,256 and $398,269 for the three months ended September 30, 2012 and 2011 and $1,237,091 and $1,416,832 for the nine months ended September 30, 2012 and 2011. There was a decrease of approximately 25% for the three-month period and a decrease of 13% for the nine-month period ended September 30, 2012 compared to the same periods in the preceding year.

The decrease for the three-month period was partially due to the early completion of orders in the quarter ended June 30, 2012 that were originally scheduled for the quarter ended September 30, 2012. Combined with the acceleration to the second quarter of sales originally anticipated in the third quarter, other orders originally anticipated to be completed and delivered in the third quarter were delayed to fourth quarter and early 2013. We believe that the delays were primarily influenced by the general uncertainty in the business climate. The decline in the third quarter revenues was principally responsible for the overall decrease in revenues for the nine months ended September 30, 2012. Furthermore, a sale in the prior year of hardware to a specific customer for a special project which, by historical standards, was a unique event, did not occur again this year.

Direct Costs

The costs for equipment that was resold to customers decreased by 15% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to overall improvement in hardware margins in the quarter. There was a decrease of 19% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This was primarily due to the equipment cost for a specific customer project in the prior year that we did not have in the current year.

Gross Margin

Gross Margin as a percentage of sales for the three months ended September 30, 2012 as compared to the same period in 2011 decreased 4%. Gross Margin as a percentage of sales for the nine months ended September 30, 2012 as compared to the same period in 2011 increased by 39%. This decrease was principally due to the third quarter’s decline in revenues.

Research and Development Costs

Our spending on research and development remained relatively consistent with the preceding year. R&D costs increased by $3,717 or 6% to $70,133 for the three months ended September 30, 2012 from $66,416 for the same period in 2011. The R&D costs increased by $5,407 or 3% to $188,909 for the nine months ended September 30, 2012 as compared to $183,502 for the same period in 2011. R&D costs consist primarily of compensation of development personnel, related overhead incurred to develop EdgeMagic and upgrades and to enhance our current products, and fees paid to outside consultants. All of these expenses have been incurred by us in the United States. Software development costs are accounted for in accordance with ACS 985-20-25, Research and Development Costs of Computer Software, under which we are required to capitalize software development costs between the time technological feasibility is established and the product is ready for general release. Costs that do not qualify for capitalization are charged to research and development expense when incurred. Our EdgeMagic software product was available for general release on September 1, 2011, and all costs after that date have been expensed in accordance with ACS 985-20-25.

Research and development costs for the three months ended September 30, 2012 and 2011 included charges for amortization of capitalized software development costs of $125 and $3,112, respectively. The nine months ended September 30, 2012 and September 30, 2011 included charges for amortization of capitalized software development costs of $375 and $101,980, respectively. Overall, we incurred additional software development costs in 2012 due to enhancements to our MarkMagic and EdgeMagic products.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of commissions, trade shows, and advertising and promotional expenses. There was a decrease of 30% from $22,440 in the three months ended September 30, 2011 to $15,814 in the three months ended September 30, 2012. There was a decrease of 16% from $117,686 in the nine months ended September 30, 2011 to $99,037 in the nine months ended September 30, 2012. This reduction was due to lower sales commissions paid out in 2012 and a reduced reliance on commissioned sales agents. Lower commissions were a result of changes in sales personnel.

General and Administrative Expense

General and administrative expenses consisted primarily of costs associated with our executive, financial, human resources and information services functions. General and administrative expenses decreased 7% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. There was a decrease of 12% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This is the result of management’s ongoing commitment to control costs as well as a substantial drop in amortization. Specific categories of cost reduction included legal fees and office expenses as a result of improved efficiencies and cost cutting programs.

Interest Expense

Interest expense for the three months ended September 30, 2012 had virtually no change at $28,658 as compared to $28,651 for the same period in 2011. The expense for the nine months ended September 30, 2012 was 86,132 as compared to $85,310 for the same period in 2011, an increase of 1%. Interest expense primarily consists of interest due on the 8% Convertible Debentures. Such amounts have been accrued but not paid during the periods.

Other Income

Other income primarily consists of refundable state tax credits, the timing of which is not fully within our control making quarterly comparisons less meaningful. However, year-over-year, the amounts of state credits received were close in amount: $51,481 for the nine months ended September 30, 2012 as compared to $49,120 for the nine months ended September 30, 2011. While we may receive additional credits in the future, such credits are not assured and the consistency from year to year should not be viewed as a trend that will necessarily continue in future periods.

Provision for Income Taxes

The provision for income taxes consists primarily of state franchise taxes.

We recorded no income tax expense or benefit for three or nine months ended September 30, 2012 and 2011. The effective tax rate of 0% differs from the statutory U.S. federal income tax rate of 35% primarily due to increases in valuation allowance for deferred tax asset, the ultimate realization of which is not assured.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, working capital, long-term debt and cash flows for nine months ended September 30, 2012 and 2011.

	Nine months Ended
	September 30,
	2012	2011	Change $	Change %
Cash and cash equivalents	$22,249	$7,238	$15,011	207%
Working capital deficit	(2,581,247)	(2,455,079)	126,168	5%
Net cash provided by (used in) operating activities	20,662	(80,525)	101,187	126%
Net cash (used in) investing activities	(6,126)	(16,014)	(9,888)	-62%
Net cash (used in) provided by financing activities	(46,822)	79,442	(126,264)	-159%

As of September 30, 2012 our principal source of liquidity was cash of approximately $22,000. Our operations provided $20,662 in cash during the nine months ended September 30, 2012 as compared to having used $80,525 in the same period in 2011.

To sustain operations under our current structure, we need cash of approximately $120,000 per month to fund research and administrative expenses. Management is confident that despite the loss in the third quarter, we will be able to meet that continuing obligation at our current sales level.

Our working capital deficit was $2,581,247 at September 30, 2012. The deficit in working capital included approximately $1,420,000 in liabilities related to the Debentures. It also included $459,880 in deferred revenues that require settlement in future services rather than cash.

During the three and nine months ended September 30, 2012 we issued 63,334 shares of common stock in repayment of shareholder loans. No common stock was issued in the three and nine months ended September 30, 2011.

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

Research and Development Costs
Research and development costs incurred after a product is ready for general release are expensed as incurred.

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

Changes in Internal Control Over Financial Reporting

During the third fiscal quarter of 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2012, the Company issued 63,333 shares of restricted common stock. These shares were issued to satisfy loans from the Company’s CEO and one other shareholder in an aggregate amount of $47, 500. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction not involving any public offering.

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

Date: November 20, 2012

CYBRA CORPORATION

By:	/s/ Harold Brand
	Name:	Harold Brand
	Title:	Chief Executive Officer and
Interim Chief Financial Officer